Form 10-K
period 1994-01-29
AMERICAN STORES CO /NEW/
filed 1994-04-28
CIK 90811

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended January 29, 1994.

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________

                         Commission file number 1-5392

                            AMERICAN STORES COMPANY
             _____________________________________________________
             (Exact name of registrant as specified in its charter)


        Delaware                                               87-0207226
________________________________                         ___________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

709 East South Temple
Salt Lake City, Utah                                             84102
_______________________________________                   ___________________
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:           (801) 539-0112


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
________________________________           __________________________________
Common Stock ($1 par value)                 Chicago Stock Exchange, Inc.
        and                                 New York Stock Exchange, Inc.
Preferred Share Purchase Rights             Pacific Stock Exchange, Inc.
        Registered on:                      Philadelphia Stock Exchange, Inc.

7 1/4% Convertible Subordinated Notes       New York Stock Exchange, Inc.
due 2001

Securities registered pursuant to Section 12(g) of the Act:

        Title of each class
________________________________
              None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X    No
                                                    ___     ___

                         AMERICAN STORES COMPANY

                                 FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1994:
Common Stock, $1 Par Value -- $3,060,419,015. Adjusted to reflect the two-for-one stock split declared March 21, 1994, payable April 21, 1994 to shareholders of record April 7, 1994.
_________________________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 25, 1994:
Common Stock, $1 Par Value -- 142,646,140. Adjusted to reflect the two-for-one stock split declared March 21, 1994, payable April 21, 1994 to shareholders of record April 7, 1994.
_________________________________________

Documents Incorporated by Reference:

Portions of the registrant's 1993 Annual Report to its shareholders for the fiscal year ended January 29, 1994 (the "Annual Report"), to the extent specifically incorporated herein, are incorporated by reference into Parts I, II and IV.

Portions of the Annual Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on June 21, 1994 (the "Proxy Statement"), to the extent specifically incorporated herein, are incorporated by reference into
Part III.

                              AMERICAN STORES COMPANY

                                     FORM 10-K

                                TABLE OF CONTENTS




                                      PART I
                                                                Page Number*

Item 1  Business...................................................... 4
Item 2  Properties.................................................... 6
Item 3  Legal Proceedings............................................. 9
Item 4  Submission of Matters to a Vote of Security Holders........... 9



                                     PART II

Item 5  Market for the Registrant's Common Equity and
           Related Shareholder Matters................................ 9
Item 6  Selected Financial Data....................................... 9
Item 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................ 9
Item 8  Financial Statements and Supplementary Data................... 9
Item 9  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................ 9



                                     PART III

Item 10  Directors and Executive Officers of the Registrant........... 9
Item 11  Executive Compensation.......................................12
Item 12  Security Ownership of Certain Beneficial Owners
           and Management.............................................12
Item 13  Certain Relationships and Related Transactions...............13



                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................13

         Signatures...................................................14



* These page numbers refer to the paper copy of the 10-K and not the EDGAR version.

                            AMERICAN STORES COMPANY

                                   FORM 10-K

                                     PART I

Item 1   Business
         ________
         History
         American Stores Company, a Delaware corporation (the "Company") traces its roots to 1939 with the purchase of four drug stores in Utah, Idaho and Montana and was incorporated in Delaware in 1965 under the name of Skaggs Drug Centers, Inc. The Company grew initially through the acquisition of additional drug stores and, from 1969 through 1977, through a partnership with Albertson's that developed food and drug combination stores. In 1979 the Company, in order to enhance its food retailing capabilities, acquired American Stores Company, including Acme Markets, and adopted the American Stores Company name. In 1984 Jewel Companies, Inc. was acquired by the Company, adding Jewel Food Stores, Star Market and the Osco and Sav-on drug stores. In 1988, the Company acquired Lucky Stores, Inc. which currently operates stores in California and Nevada.

         After each acquisition mentioned above, the Company has reviewed the consolidated group and disposed of selected stores and divisions to reduce debt as well as to focus on growth opportunities available to the remaining entities. Past major dispositions have included the Rea & Derick drug chain, two groups of food stores in Arizona, Kash n' Karry, Buttrey Food and Drug, Alpha Beta Company, 74 Jewel Osco combination stores in Texas, Florida, Oklahoma and Arkansas and 51 Osco drug stores in the intermountain region.

         Operations
         The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's principal food operations are Lucky Stores Northern California Division and Southern California Division and Jewel Osco - New Mexico (the "western food operations") and Acme Markets, Jewel Food Stores and Star Market (the "eastern food operations"). American Stores Company's drug stores operate under the Osco Drug and Sav-on names.

         The Company is one of the nation's leading food and drug retailers. American Stores Company operates stand-alone food and drug stores, plus combination food/drug store units. The Company's operations are generally located in major metropolitan markets where it holds leading market positions (first or second in overall market share). At year-end 1993, the Company operated 1,695 stores in 27 states including 148 Jewel Osco combination stores which are jointly operated by Osco Drug and Jewel Food Stores and are counted as two separate stores.

         The following is a summary of stores by state and operating company:
Store Count by State and Operating Company

        Lucky Stores   Lucky Stores                          Jewel
State   Northern CA    Southern CA    Jewel Osco-   Acme      Food     Star     Osco
         Division       Division      New Mexico   Markets   Stores    Market   Drug   Sav-on   Total
_____  _____________  ____________   __________   _______   _________   ______   ____   ______  _____

Arizona                                                                            63              63
Arkansas                                                                            6               6
California     186             219                                                         231    636
Delaware                                               16                                          16
Illinois                                                          176             212             388
Indiana                                                             9              73              82
Iowa                                                                2              19              21
Kansas                                                                             24              24
Kentucky                                                                            2               2
Maine                                                                               1               1
Maryland                                               12                                          12
Massachusetts                                                               32     44              76
Michigan                                                            6               6              12
Minnesota                                                                           2               2
Missouri                                                                           28              28
Montana                                                                             8               8
Nebraska                                                                           11              11
Nevada                          20                                                  5       18     43
New Hampshire                                                                      15              15
New Jersey                                             87                                          87
New Mexico                                   11                                                    11
New York                                                4                                           4
North Dakota                                                                        6               6
Pennsylvania                                          128                                         128
South Dakota                                                                        3               3
Vermont                                                                             1               1
Wisconsin                                                                           9               9
              _______________________________________________________________________________________
Total Stores   186             239           11       247         193       32    538      249  1,695
              =======================================================================================

         See "Item 2 Properties" for additional information concerning properties of the registrant.

         As a result of its geographic diversity, the Company tailors the merchandising and advertising of its stores to the demographics in each area it serves. The merchandise sold by the Company's retail food and combination food/drug stores includes most food items and non-food items, such as prescription drugs, health and beauty aids and sundry merchandise.

         ______________________

         The combination stores, and many of the food stores, include specialty departments such as delicatessens, bakeries, seafood departments and pharmacies. The Company operates private label merchandising programs, including such private label brands as "Lady Lee" at Lucky Stores, "Lancaster Brand" meats at Acme Markets, "Osco" at Osco and Sav-on stores and the budget line of "Econo-Buy". The Company also sells "President's Choice" label products on an exclusive geographic basis at Acme Markets, Jewel Food Stores,
         Star Market and Lucky Stores Northern and Southern California
         Divisions.

         Competition
         In all areas in which the Company operates, the business is highly competitive, with competition from local and national supermarket and drug store chains as well as independent stores. Competition also exists from such retailers as convenience stores, warehouse stores and membership or club stores. Some of the Company's largest competitors in various regions are Vons, Safeway, Raleys, Ralphs, Thriftway, Walgreens, Thrifty, Dominicks and Pathmark. Principal competitive factors in the industry include store location, the price and quality of products, breadth of selection, quality of service and store image, including cleanliness and promotions.

         The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's food and drug stores collectively operate in 9 of the 25 largest U.S. metropolitan areas (Source: Bureau of the Census) and hold a leading market position in each. These market areas include: Los Angeles-Long Beach, Chicago, Philadelphia, Boston, Riverside-San Bernardino, San Diego, Anaheim-Santa Ana, Phoenix and Oakland.

         Seasonality
         The Company is subject to effects of seasonality, with food and drug store sales higher in the Company's fourth fiscal quarter than other quarters in connection with the holiday season. The Company's drug store sales also tend to be somewhat higher in the fourth fiscal quarter in connection with the increase in cold and flu occurrences during this quarter.

         Employees
         At year-end 1993, the Company had approximately 127,000 full and part-time employees. Approximately 75% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 120 such agreements, typically having three-year terms, with some recently renewed contracts having terms up to five years. Accordingly, the Company renegotiates a significant number of these agreements every year.

         Incorporation by Reference
         The section entitled "Fiscal Year" in the Notes to Consolidated Financial Statements on page 38, the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 26 through 31 and the section entitled "Contingencies" on page 49 of the Annual Report are incorporated herein by reference.

Item 2   Properties
         __________

         The Company categorizes its retail stores into the following types: grocery, expanded grocery, combination food/drug, drug stores and other. At year-end 1993, the Company operated 600 grocery stores, 112 expanded grocery stores, 341 combination stores, 632 stand-alone drug stores and 10 stand-alone pharmacies. The 341 combination stores include 148 Jewel Osco combination stores which are jointly operated by Jewel Food Stores and Osco Drug and are counted as two separate stores.

         Combination stores are stores with 40,000 or more square feet, include a pharmacy department and have an expanded selection of food, drug and general merchandise. Combination stores average approximately 54,800 square feet. Expanded grocery stores are stores in excess of 40,000 square feet that do not meet combination store criteria. Expanded grocery stores average approximately 47,700 square feet. Grocery stores average approximately 27,700 square feet. Stand-alone drug stores average approximately 19,000 square feet.

         The Company owns approximately 24% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. The Company also owns, or controls through long-term leases, its distribution, warehouse and maintenance support facilities. At year-end 1993, owned property with a net book value of approximately $199.1 million collateralized loans secured by real estate of approximately $112.8 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

         Throughout the country, the Company leases and owns distribution centers, fleet maintenance shops and warehouses for merchandise such as dry grocery, produce, frozen foods and general merchandise.

         These facilities support the Company's retail outlets and do not have significant sales to unrelated third parties. The Company also owns or leases office space, owns land for future development and operates dairies, bakeries and other manufacturing or processing facilities that supply its retail outlets with a variety of private label merchandise. Manufacturing facilities operate at levels of production required to meet the demands of customers at the Company's retail locations.

                             ____________________


Item 2   Properties - (Continued)
         ________________________

         At year-end 1993, the store counts by various types of stores and total square footage were as follows:

                                             Store Count by Type of Stores
                                 ____________________________________________
                                       Expanded
                                Grocery Grocery Combination Drug Other Total
                                _______ _______ ___________ ____ _____ _____

         Eastern Food Operations:
            Acme Markets             219      9      19                  247
            Jewel Food Stores (1)     39      6     148                  193
            Star Market               25      2       5                   32
                                     ___    ___     ___     ___  ___     ___

         Total Eastern Operations    283     17     172                  472

         Western Food Operations:
            Lucky Stores - North     161     23       2                  186
            Lucky Stores - South     156     72      11                  239
            Jewel Osco - New Mexico                   8      3            11
                                     ___    ___     ___    ___   ___     ___
         Total Western Operations    317     95      21      3           436

         Drug Store Operations:
            Osco Drug (1)                           148    380    10     538
            Sav-on                                         249           249
                                                    ___    ___   ___     ___
         Total Drug Operations                      148    629    10     787
                                     ___    ___     ___    ___   ___   _____
              Total                  600    112     341    632    10   1,695
                                     ===    ===     ===    ===   ===   =====
         (1) Combination stores represent the food and drug sides of Jewel Osco combination stores jointly operated by Jewel Food Stores and Osco Drug.




                                                Total Square Feet
                                                _________________

                                       Retail       Distribution, Warehouse
         (In thousands)              Locations     and Maintenance Facilities
                                     _________     __________________________

         Eastern Food Operations:
             Acme Markets                6,906                   2,911
             Jewel Food Stores           6,541                   1,746
             Star Market                 1,120                     649
                                        ______                   _____
             Total Eastern Operations   14,567                   5,306

         Western Food Operations:
             Lucky Stores - North        5,887                   2,318
             Lucky Stores - South        8,758                   2,859
             Jewel Osco - New Mexico       555                       0
                                        ______                   _____
             Total Western Operations   15,200                   5,177

         Drug Store Operations:
             Osco Drug                   9,577                   1,206
             Sav-on                      5,115                   1,018
                                        ______                  ______
             Total Drug Operations      14,692                   2,224

         Non-retail Operations               0                     224
                                        ______                  ______
         Total                          44,459                  12,931
                                        ======                  ======

                                ____________________

Item 2   Properties - (Continued)
         ________________________

         The Company operated 15 manufacturing or processing facilities at year-end 1993 as follows:

         Type of Facility      Number of Plants and Locations
         ________________      ______________________________

         Bakery           4-Melrose Park, Illinois; San Leandro, California;
                            Buena Park, California; San Diego, California
         Dairy            4-Sacramento, California; San Leandro, California;
                            Buena Park, California; Escondido, California Photo Finishing 3-Braintree, Massachusetts; Elgin, Illinois;
                            Burbank, California
         Ice Cream        1-Buena Park, California
         Fixture Shop     1-Payson, Utah
         Meat Processing  1-Buena Park, California
         Deli Packaging   1-San Leandro, California

         See also Item 1, Business, for Additional Information on Properties of the Registrant.

         The section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 26 through 31 of the Annual Report is incorporated herein by reference.

Item 3   Legal Proceedings
         _________________

         The sections entitled "Legal Proceedings" on page 48 and "Retirement Plans" on page 47 of the Annual Report are incorporated herein by reference.

Item 4   Submission of Matters to a Vote of Security Holders
         ___________________________________________________

         There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 29, 1994.

                                    PART II
                                    _______
Item 5   Market for the Registrant's Common Equity and Related Shareholder
         Matters
         _________________________________________________________________

         The section entitled "Common Stock Market Prices and Dividends" on the bottom of page 2 of the Annual Report is incorporated herein by reference.

Item 6   Selected Financial Data
         _______________________

         The section entitled "Selected Financial Data" on page 25 of the Annual Report is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
         _________________________________________________________________

         The section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 26 through 31 of the Annual Report is incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data
         ___________________________________________

         The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Auditors and the selected quarterly financial data of the Company presented on pages 32 to 50 of the Annual Report are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ________________________________________________________________

         None.

                                      PART III
                                      ________

Item 10   Directors and Executive Officers of the Registrant
          __________________________________________________

          There is hereby incorporated by reference the information under the captions "Election of Directors", "Information Regarding the Nominees Standing for Election in 1994 as Class I Directors" and "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1994" in the Proxy Statement.

          In addition to the information regarding Directors and Executive Officers set forth above, the following represents information regarding Executive Officers of the registrant as of March 22, 1994.

Officer                 Offices Held                                  Age
_____________________________________________________________________________

Lawrence A. Del Santo   Senior Executive Vice President and Chief       60
                        Operating Officer-Food of the registrant since March 1993; Chairman and Chief
                        Executive Officer of Lucky Stores, Inc.
                        from April 1989; Chief Operating Officer from 1987 to April 1989 and President from 1987 to August 1991.

David L. Maher          Senior Executive Vice President and Chief       55
                        Operating Officer-Drug of the registrant since March 1993; Chairman of the Board and Chief Executive Officer of American Drug
                        Stores, Inc. from September 1990 and
                        President from March 1990; prior thereto, Vice President of American Drug Stores'
                        Intermountain region from February 1985 to March 1990.

Kent T. Anderson        Executive Vice President and General Manager -  40
                        American Stores Properties, Inc. since March
                        1993; prior thereto, General Counsel of the registrant from February 1987 and Executive
                        Vice President of the registrant from February
                        1989; Senior Vice President of the registrant from June 1988 to February 1989; Vice President of the registrant from February 1987 to June
                        1988; Assistant Secretary of the registrant since April 1989; Secretary of the registrant from January 1989 to April 1989; Assistant
                        Secretary of the registrant from February 1987 to January 1989.

Teresa Beck             Executive Vice President Finance of the         39
                        registrant since March 1994, and Assistant
                        Secretary since June 1989. Executive Vice
                        President Administration from March 1992 to
                        March 1994; Senior Vice President Finance and
                        Assistant Treasurer of the registrant from June 1989 to March 1992; Vice President,
                        Controller and Assistant Secretary of the registrant from February 1987 to June 1989.

Richard E. Fredericksen Executive Vice President National Buying and    53
                        Logistics of the registrant since June 1993.
                        Executive Vice President and General Manager of the Northern California Division of Lucky Stores from August 1991 to June 1993; Senior
                        Vice President Statewide Marketing of Lucky
                        Stores,Inc. from September 1989 to August 1991; Senior Vice President Sales and Merchandising of Lucky Stores, Inc. from prior to 1988 to September 1989.

Donald B. Holbrook      Executive Vice President and Chief Legal        69
                        Officer of the registrant since October 1989.
                        Director of the registrant from June 1990 to June 1993. Shareholder and President of the law firm of Jones, Waldo, Holbrook & McDonough,
                        P.C., from prior to 1988 to October 1989.
                        Director, Kearns-Tribune Corporation.  Trustee,
                        Utility Shareholder Association of Utah.

Kathleen E. McDermott   Executive Vice President and General Counsel    44
                        since June 1993; partner of the law firm of Collier, Shannon, Rill & Scott from prior to
                        1988 to June 1993.

Scott Bergeson          Senior Vice President - Human Resources of      56
                        the registrant since January 1993; prior thereto, Senior Vice President Benefits
                        Administration from February 1989; Chairman of the Board of American Drug Stores, Inc.
                        from February 1987 to February 1989.

James R. Clark          Senior Vice President Strategy and Change       50
                        Management of the registrant since December
                        1993.  Senior Vice President Marketing and
                        Planning, Lucky Stores, Inc. from August 1991 to December 1993; Senior Vice President Sales and Merchandising, Southern California
                        Division of Lucky Stores, Inc. from August
                        1989 to August 1991; Senior Vice President
                        Administration, Southern California Division of Lucky Stores, Inc. from prior to 1988 until August 1989.

Jack Lunt               Senior Vice President of the registrant         49
                        Assistant General Counsel and Secretary
                        since April 1989; since March 1993 and prior thereto, Vice President from April 1989 to
                        March 1993. Shareholder from 1974 and associate from 1969 in the law firm of Jones, Waldo, Holbrook & McDonough.

Francis J. Raucci       Senior Vice President Chief Labor Counsel       57
                        of the registrant since December 1993.
                        Senior Vice President and Assistant General
                        Counsel from April 1989 to December 1993.
                        Director of Alpha Beta Company from February
                        1989 to December 1990.  Vice President of
                        Alpha Beta Company from December of 1990 to June 1991; Senior Vice President from
                        April 1986 to December 1990.

Neal J. Rider           Senior Vice President and Treasurer of the      32
                        registrant since March 1994. Vice President and Controller from September 1992 to March
                        1994; Vice President and Assistant Treasurer from May 1990 to September 1992; prior thereto, Director - Corporate Banking from June 1989 to May 1990; prior thereto, Manager -
                        Accounting of the registrant from January
                        1987 to June 1989.

Stanley R. Whitcomb     Senior Vice President Information Technology    49
                        of the registrant since September 1993; Senior
                        Vice President Information Systems from
                        November 1989 to September 1993; Vice
                        President Information Systems of Lucky
                        Stores, Inc. from May 1989 to November 1989;
                        Staff Vice President Systems Development from
                        August 1988 to May 1989; Director Systems
                        Development from September 1987 to August 1988.

Bradley M. Vierig       Vice President and Controller, Financial        36
                        Accounting of the registrant since March 1994.
                        Vice President and Assistant Treasurer from
                        August 1992 to March 1994; Vice President
                        Corporate Financial Planning from March 1990 to July 1992; Director of Financial Planning from May 1989 to March 1990. Senior Manager of Ernst & Young from prior to 1988 to May 1989.



Item 11    Executive Compensation
           ______________________

           There is hereby incorporated by reference the information under the captions "Directors' Compensation", "Executive Compensation", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value", "Long-Term Incentive Awards", "Long-Term Incentive Plans-Awards in Last Fiscal Year", "Compensation Committee Interlocks and Insider Participation" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.

Item 12    Security Ownership of Certain Beneficial Owners and Management
           ______________________________________________________________

           There is hereby incorporated by reference the information under the caption "Beneficial Ownership of Securities" in the Proxy Statement.

Item 13    Certain Relationships and Related Transactions
           ______________________________________________

           There is hereby incorporated by reference the information under the captions "Information Regarding the Nominees Standing for Election in 1994 as Class I Directors", "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1994", "Compensation Committee Interlocks and Insider Participation" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement. In addition, see Schedule II under Item 14(a)(2) below.


                                   PART IV
                                   _______

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           _______________________________________________________________

           (a)  Document List
                (1)  Financial Statements
                     The response to this portion of Item 14 is submitted as a separate section of this report on page 18.

                (2)  Financial Statement Schedules
                     The response to this portion of Item 14 and Item 14(d) is submitted as a separate section of this report on page 18.

                (3)  Exhibits
                     The response to this portion of Item 14 and Item 14(c) is submitted as a separate section of this report on pages 19 through 21.

           (b)  Reports on Form 8-K filed during the last quarter of 1993

                The Company filed a Form 8-K on March 7, 1994 listing under Items 5 and 7 the Company's fiscal 1993 earnings.

           For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 2-71032; 2-54101; 33-25613; 2-94235;
           33-48203; 33-48204; 33-08801; 33-32150; 2-51401 and on Forms S-3
           Nos. 33-41640, 33-41641 and 33-52331.

           Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                              AMERICAN STORES COMPANY

                                     FORM 10-K



Signatures
__________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                American Stores Company
                             _______________________



By (Signature and Title):  /s/Donald B. Holbrook               April 28, 1994
                           __________________________________
                           Donald B. Holbrook,
                           Executive Vice President
                           and Chief Legal Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/Victor L. Lund            Director, President and           April 28, 1994
___________________________  Chief Executive Officer
Victor L. Lund


/s/Teresa Beck               Executive Vice President,         April 28, 1994
___________________________  Finance and
Teresa Beck                  Assistant Secretary
                             (Principal Financial Officer)


/s/Bradley M. Vierig         Vice President and                April 28, 1994
___________________________  Controller, Financial Accounting
Bradley M. Vierig            (Chief Accounting Officer)

                              AMERICAN STORES COMPANY

                                      FORM 10-K


Signatures
__________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/L. S. Skaggs                         Director and           April 28, 1994
_____________________________________   Chairman of the Board
L. S. Skaggs


/s/Henry I. Bryant                      Director               April 28, 1994
_____________________________________
Henry I. Bryant


/s/Louis H. Callister                   Director               April 28, 1994
_____________________________________
Louis H. Callister


/s/Arden B. Engebretsen                 Director               April 28, 1994
_____________________________________
Arden B. Engebretsen


/s/James B. Fisher                      Director               April 28, 1994
_____________________________________
James B. Fisher


/s/Fernando R. Gumucio                  Director               April 28, 1994
_____________________________________
Fernando R. Gumucio


/s/Leon G. Harmon                       Director               April 28, 1994
_____________________________________
Leon G. Harmon


/s/Victor L. Lund                       Director, President    April 28, 1994
_____________________________________   and Chief Executive
Victor L. Lund                          Officer


/s/John E. Masline                      Director               April 28, 1994
_____________________________________
John E. Masline



/s/Michael T. Miller                    Director               April 28, 1994
_____________________________________
Michael T. Miller

                               AMERICAN STORES COMPANY

                                       FORM 10-K


Signatures (Continued)
______________________


/s/L. Tom Perry                         Director               April 28, 1994
_____________________________________
L. Tom Perry


/s/Barbara S. Preiskel                  Director               April 28, 1994
_____________________________________
Barbara S. Preiskel


/s/J. L. Scott                          Director               April 28, 1994
_____________________________________
J. L. Scott


/s/Aline W. Skaggs                      Director               April 28, 1994
_____________________________________
Aline W. Skaggs


/s/Arthur K. Smith                      Director               April 28, 1994
______________________________________
Arthur K. Smith

                             AMERICAN STORES COMPANY
                                   FORM 10-K


                             Items 14(a), (c) and (d)

                List of Financial Statement Schedules and Exhibits

                       Certain Financial Statement Schedules

                                  Certain Exhibits

                             AMERICAN STORES COMPANY
                                   FORM 10-K

Item 14(a)(1) -    Financial Statements
                   ____________________

                   The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report, are incorporated by reference in Item 8:

                   Consolidated Statements of Earnings for the fiscal years 1993, 1992 and 1991;

                   Consolidated Balance Sheets for the years ended 1993, 1992 and 1991;

                   Consolidated Statements of Cash Flows for the fiscal years 1993, 1992 and 1991;

                   Consolidated Statements of Shareholders' Equity for the fiscal years 1993, 1992 and 1991;

                   Notes to Consolidated Financial Statements.

Item 14(a)(2) -    Supplementary Data and Financial Statement Schedules
                   ____________________________________________________

                   The supplementary data entitled "Quarterly Results (unaudited)" on page 50 of the Annual Report is incorporated by reference in Item 8. In response to
                   Item 14(d), the following consolidated financial statement schedules of the registrant and its subsidiaries are submitted as a separate section of this report:

                   Schedule II -  Amounts Receivable From Related Parties and
                                  Underwriters, Promoters and Employees Other
                                  Than Related Parties;
                   Schedule V  -  Property, Plant and Equipment
                   Schedule VI -  Accumulated Depreciation, Depletion and
                                  Amortization of Property, Plant and
                                  Equipment

                   In response to Item 14(d), the following consolidated financial statement schedules of the registrant and its subsidiaries included in the Annual Report are incorporated herein by reference:

                   Schedule IX -  Short-term Borrowings (in the section
                                  entitled "Financial Condition" on pages 29 through 31 and the section entitled "Debt" on pages 40 and 41 of the Annual Report);

                   Schedule X  -  Supplementary Income Statement Information
                                  (in the section entitled "Advertising
                                  Expense" on page 39 of the Annual Report).
                                  Each of the other items for which provision is made are less than 1% of total sales and therefore, are not required to be disclosed.

                   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         AMERICAN STORES COMPANY

                               FORM 10-K

                            INDEX TO EXHIBITS
Item 14(a)(3) - Exhibits


In response to Item 14(c), the following exhibits are submitted as a separate section of this report:

3.   Articles of Incorporation and By-Laws

     a.  The restated Certificate of Incorporation of American
         Stores Company is incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on July 1, 1991.

     b. The By-Laws of American Stores Company as amended effective June 22, 1993.

10.  Material Contracts.

     a. Credit Agreement dated as of September 1, 1988 among the Company, the banks listed therein and Morgan
         Guaranty Trust Company of New York, as Agent, together with Amendment No. 1 through the form of Amendment
         No. 5 thereto, is incorporated herein by reference as filed with the Commission on July 12, 1991 as Exhibit
         10.1 to form 8.

     b. Retirement Plan for Non-Employee Directors is incorporated herein by reference as previously filed with the Commission on July 12, 1991 as Exhibit 10.2 to
         Form 8. (1)

     c. Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference as previously filed with the Commission on July 12, 1991 as Exhibit 10.3 to
         Form 8. (1)

     d.  Supplemental Executive Retirement Plan of 1987 as
         amended December 15, 1992 incorporated herein by
         reference as filed with the Commission on April 29, 1993
         as Exhibit 10.d to Form 10-K.  (1)

     e. 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's Registration
         Statement on Form S-8  (Registration No. 33-32150). (1)

     f. 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's Registration
         Statement on Form S-8 (Registration No. 33-08801). (1)

     g. 1975 Employees' Stock Option Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 2-54101). (1)

     h.  Agreements between Lucky Stores, Inc. and Lawrence A.
         Del Santo are incorporated herein by reference as previously filed with the Commission on July 12, 1991 as
         Exhibit 10.11 to Form 8. (1)

______________________
(1)  Management contract or compensatory plan filed pursuant to
     Item 14(c) of this Form 10-K.

     i.  Agreement between the Company and Donald B. Holbrook is incorporated by reference as previously filed with the
         Commission on July 12, 1991 as Exhibit 10.9 to Form 8.
         (1)

     j.  Agreement between Jewel Companies, Inc. and Michael T.
         Miller incorporated herein by reference as filed with the Commission on April 29, 1993 as Exhibit 10.k to Form
         10-K. (1)

     k.  Agreement between the Company and Alexander L. Searl.
         (1)

     l.  American Stores Company Key Executive Stock Purchase
         Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1992 Proxy Statement as filed with the Commission on May 7, 1992. (1)

     m. American Stores Company Board of Directors Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit B of the Registrant's 1992 Proxy Statement as filed with the Commission on May 7, 1992.
         (1)

     n.  Description of Key Management Annual Bonus Plan of
         American Stores Company for fiscal 1994. (1)

     o.  Description of Key Management Long-Term Performance
         Incentive Plan (for 1994 through 1996) of American
         Stores Company. (1)

11.  Calculation of earnings per share.

12.  Computation of ratio of earnings to fixed charges.

13. Exhibit 13 consists of pages 25 to 50 and page 2 of American Stores Company's 1993 Annual Report to Shareholders which are numbered as pages 1 to 30 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.
     The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of
     Exhibit 13 are as follows: Item 1--pages 17, 3 through 10, and 28 through 29; Item 2--pages 3 through 10; Item 3--pages 26 through 28; Item 5--page 1; Item 6--page 2; Item 7--pages 3 through 10; Item 8--pages 11 through 30; and Item 14--page
     30, pages 7 through 10, 19 through 21, and 18.

22.  Subsidiaries of the Registrant.

24. Consent of independent auditors with regard to the financial statements of the registrant for the year-ended 1993.

28.  Securities and Exchange Commission Form 11-K for American
     Stores Retirement Estates for the year ended December 31,
     1993.

     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

___________________

(1)  Management contract or compensatory plan filed pursuant to
     Item 14(c) of this Form 10-K.

                                        AMERICAN STORES COMPANY
                                              FORM 10-K

                  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                            PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


                    Balance at
                     Beginning                    Amounts      Amounts     Currently   Not Currently
Name of Debtor       of Period     Additions     Collected   Written Off       Due         Due
______________________________________________________________________________________________________
1993

Notes Receivable:

K. Anderson        $ 1,046,250   $  121,704   $   (40,500)   $             $            $ 1,127,454
T. Beck              1,046,250      121,704       (40,500)                                1,127,454
S. Bergeson          1,046,250      121,704       (40,500)                                1,127,454
W. Bolton            1,046,250      121,704       (40,500)                                1,127,454
R. Davis             1,046,250      121,704       (40,500)                                1,127,454
L. Del Santo         3,836,250      446,247      (148,500)                                4,133,997
R. Fredericksen      1,046,250      121,704       (40,500)                                1,127,454
R. Goodspeed         2,615,625      304,259      (101,250)                                2,818,634
R. Hermanns          1,046,250      121,704       (40,500)                                1,127,454
J. Horn              1,046,250      121,704       (40,500)                                1,127,454
V. Lund              6,975,000      811,358      (270,000)                                7,516,358
J. Lunt              1,046,250      121,704       (40,500)                                1,127,454
D. Maher             3,836,250      446,247      (148,500)                                4,133,997
S. Mannschreck       1,046,250      121,704       (40,500)                                1,127,454
K. McDermott                 0    1,473,052       (18,000)                                1,455,052
F. Raucci            1,046,250      121,704       (40,500)                                1,127,454
M. Scholtens         1,046,250      121,704       (40,500)                                1,127,454
A. Searl             1,046,250      121,704       (40,500)                                1,127,454
A. Stewart           3,836,250      446,247      (148,500)                                4,133,997
S. Whitcomb          1,046,250      121,704       (40,500)                                1,127,454
A. White             1,046,250      121,704       (40,500)                                1,127,454
R. Wilhelm                   0    1,473,052       (18,000)                                1,455,052
L. Callister           348,750       40,591        (6,975)                                  382,366
A. Engebretsen         348,750       40,591        (6,975)                                  382,366
J. Fisher              348,750       40,591        (6,975)                                  382,366
F. Gumucio             348,750       40,591        (6,975)                                  382,366
L. Harmon              348,750       40,591        (6,975)                                  382,366
J. Masline             348,750       40,591        (6,975)                                  382,366
B. Preiskel            348,750       40,591        (6,975)                                  382,366
A. Smith               435,625       29,008        (8,713)                                  455,920
H. Bryant               65,344        4,351        (1,307)                                   68,388
                   ___________   __________    __________    __________    __________   ___________
                   $39,735,344   $7,543,518   ($1,519,095)   $        0    $        0   $45,759,767
                   ===========   ==========    ==========    ==========    ==========   ===========

1992

Notes Receivable:

K. Anderson        $         0   $ 1,046,250   $             $             $            $ 1,046,250
T. Beck                      0     1,046,250                                              1,046,250
S. Bergeson                  0     1,046,250                                              1,046,250
W. Bolton                    0     1,046,250                                              1,046,250
R. Davis                     0     1,046,250                                              1,046,250
L. Del Santo                 0     3,836,250                                              3,836,250
R. Fredericksen              0     1,046,250                                              1,046,250
G. Glancey                   0     1,046,250    (1,046,250)                                       0
R. Goodspeed                 0     2,615,625                                              2,615,625
R. Hermanns                  0     1,046,250                                              1,046,250
J. Horn                      0     1,046,250                                              1,046,250
V. Lund                      0     6,975,000                                              6,975,000
J. Lunt                      0     1,046,250                                              1,046,250
D. Maher                     0     3,836,250                                              3,836,250
S. Mannschreck               0     1,046,250                                              1,046,250
F. Raucci                    0     1,046,250                                              1,046,250
M. Scholtens                 0     1,046,250                                              1,046,250



                    Balance at
                     Beginning                    Amounts      Amounts     Currently   Not Currently
Name of Debtor       of Period     Additions     Collected   Written Off       Due         Due
______________________________________________________________________________________________________

A. Searl                     0     1,046,250                                              1,046,250
A. Stewart                   0     3,836,250                                              3,836,250
S. Whitcomb                  0     1,046,250                                              1,046,250
A. White                     0     1,046,250                                              1,046,250
L. Callister                 0       348,750                                                348,750
A. Engebretsen               0       348,750                                                348,750
J. Fisher                    0       348,750                                                348,750
F. Gumucio                   0       348,750                                                348,750
L. Harmon                    0       348,750                                                348,750
J. Masline                   0       348,750                                                348,750
B. Preiskel                  0       348,750                                                348,750
A. Smith                     0       435,625                                                435,625
H. Bryant                    0        65,344                                                 65,344
                   ___________   ___________   ___________   __________    __________   ___________
   TOTAL           $         0   $40,781,594   $(1,046,250)  $        0    $        0   $39,735,344
                   ===========   ===========   ===========   ==========    ==========   ===========

Note:
____
The notes receivable shown above are the principal balances of full-recourse notes which were issued to key executives and directors of the registrant as part of the American Stores Company Key Executive
Stock Purchase Plan and the American Stores Company Board of Directors Stock Purchase Plan.  The notes accrue interest at rates varying from 5.3 to 7.0%.  Accrued interest, net of any required payments, is added annually to the principal balance of the notes.  The section entitled "Stock Purchase Incentive
Plans" on pages 44 and 45 of the Annual Report is incorporated by reference.

                    Balance at
                     Beginning                    Amounts      Amounts     Currently   Not Currently
Name of Debtor       of Period     Additions     Collected   Written Off       Due         Due
_____________________________________________________________________________________________________

1991

Notes Receivable:

J.L. Benner        $    32,164   $             $   (32,164)  $             $        0   $
                   ___________   ___________   ___________   __________    __________   ___________
    TOTAL          $    32,164   $         0   $   (32,164)  $        0    $        0   $         0
                   ===========   ===========   ===========   ==========    ==========   ===========

Note:
____
The note receivable shown above, which bore interest at a rate of 6% per annum and was secured by a second deed of trust on the residence, was for a term of five years and provided for annual principal payments.

                                        AMERICAN STORES COMPANY
                                              FORM 10-K

                              SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                 Balance at                                Other Changes     Balance
                                  Beginning     Additions    Retirements   Add (Deduct)      at End
Description                       of Period      at Cost      or Sales       (Describe)     of Period
______________________________________________________________________________________________________
(In thousands)
1993

Land                             $  496,594      $ 49,593     $  (4,861)     $    70  (a) $  541,396

Buildings                         1,017,665        94,259       (16,431)      14,244  (a)  1,109,737

Fixtures and equipment            1,887,063       327,049      (126,377)       5,199  (a)  2,092,934

Leasehold improvements              546,108       122,884        (5,766)      (9,103) (a)    654,123
                                 __________      ________     _________      _______      __________

Property, plant and equipment    $3,947,430      $593,785     $(153,435)     $10,410      $4,398,190
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $  208,312      $      0     $  (2,791)     $     0      $  205,521
                                 ==========      ========     =========      =======      ==========


1992 (b)

Land                             $  574,338      $  5,603     $ (81,339)     $(2,008) (d) $  496,594

Buildings                         1,121,226        62,481      (168,495)       2,453  (c)  1,017,665

Fixtures and equipment            1,919,779       257,936      (289,070)      (1,582) (c)  1,887,063

Leasehold improvements              540,481        60,086       (55,596)       1,137  (c)    546,108
                                 __________      ________     _________      _______      __________

Property, plant and equipment    $4,155,824      $386,106     $(594,500)     $     0      $3,947,430
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $  238,423      $      0     $ (30,111)     $     0      $  208,312
                                 ==========      ========     =========      =======      ==========

1991 (b)

Land                             $  572,462      $ 12,784     $ (10,908)     $     0      $  574,338

Buildings                         1,034,487        61,407         8,863       16,469  (c)  1,121,226

Fixtures and equipment            1,922,251       232,497      (235,778)         809  (c)  1,919,779

Leasehold improvements              561,289        48,252       (51,782)     (17,278) (c)    540,481
                                 __________      ________     _________      _______      __________

Property, plant and equipment    $4,090,489      $354,940     $(289,605)     $     0      $4,155,824
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $  274,021      $    185     $ (33,861)     $(1,922)     $  238,423
                                 ==========      ========     =========      =======      ==========

Notes:
_____
(a)  Adjustments primarily related to a reclassification of investment property and other assets to property, plant and equipment.
(b)  Restated to reflect the adoption of Statement of Financial Accounting Standards No. 109,
     "Accounting For Income Taxes," as if effective at the beginning of fiscal 1989.
(c)  Reclassifications






                                        AMERICAN STORES COMPANY
                                              FORM 10-K

                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                     PROPERTY, PLANT AND EQUIPMENT

                                                Additions
                                 Balance at     Charged to                 Other Changes     Balance
                                  Beginning     Costs and    Retirements   Add (Deduct)      at End
Description                       of Period      Expenses     or Sales       (Describe)     of Period
______________________________________________________________________________________________________
(In thousands)
1993

Buildings                        $  285,045      $ 41,989     $  (6,881)     $ 3,104  (b) $  323,257

Fixtures and equipment            1,009,229       220,883      (103,156)      (1,238) (b)  1,125,718

Leasehold improvements              211,583        36,827        (4,424)       1,189  (b)    245,175
                                 __________      ________     _________      _______      ___________

Property, plant and equipment    $1,505,857      $299,699     $(114,461)     $ 3,055      $1,694,150
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $   99,689      $ 11,551     $  (2,846)     $     0      $  108,394
                                 ==========      ========     =========      =======      ==========

Total depreciation and amortization              $311,250
                                                 ========

1992 (c)

Buildings                        $  286,681      $ 41,954     $ (43,775)     $   185  (d) $  285,045

Fixtures and equipment              999,523       207,031      (197,357)          32  (d)  1,009,229

Leasehold improvements              199,449        34,782       (22,431)        (217) (d)    211,583
                                 __________      ________     _________      _______      ___________

Property, plant and equipment    $1,485,653      $283,767     $(263,563)     $     0      $1,505,857
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $  113,520      $ 11,543     $ (25,374)     $     0      $   99,689
                                 ==========      ========     =========      =======      ==========

Total depreciation and amortization              $295,310
                                                 ========

1991 (c)

Buildings                        $  219,990      $ 44,527     $  13,897      $ 8,267  (d) $  286,681

Fixtures and equipment              957,199       215,454      (173,818)         688  (d)    999,523

Leasehold improvements              181,959        37,861       (11,416)      (8,955) (d)    199,449
                                 __________      ________     _________      _______      ___________

Property, plant and equipment    $1,359,148      $297,842     $(171,337)     $     0      $1,485,653
                                 ==========      ========     =========      =======      ==========

Property under capital leases    $  120,471      $ 13,233     $ (20,053)     $  (131)     $  113,520
                                 ==========      ========     =========      =======      ==========

Total depreciation and amortization              $311,075
                                                 ========

Notes:
______
(a)  The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of rates:
     Buildings                                  2.5% to 5.0%
     Fixtures and equipment                     10% to 25%
     Leasehold improvements                     Generally amortized over term of related leases
     and property under capital leases          (Principally 4.0% to 6.7%)
(b)  Adjustments primarily related to a reclassification of investment property and other assets to property, plant and equipment.
(c)  Restated to reflect the adoption of Statement of Financial Accounting Standards No.109,
     "Accounting For Income Taxes," as if effective at the beginning of fiscal 1989.
(d)  Reclassifications