Form 10-Q
period 1994-04-30
AMERICAN STORES CO /NEW/
filed 1994-06-13
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_______    EXCHANGE ACT OF 1934
For the quarterly period ended     April 30, 1994
                              _____________________
OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_______   EXCHANGE ACT OF 1934
For the transition period from________to__________

Commission file number               1-5392
                       ____________________________________

                            AMERICAN STORES COMPANY
_____________________________________________________________________________
           (Exact name of registrant as specified in its charter)



Delaware                                            87-0207226
_____________________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

709 East South Temple
Salt Lake City, Utah                                   84102
_____________________________________________________________________________
(Address of principal executive offices)            (Zip Code)

                                 801-539-0112
_____________________________________________________________________________
             (Registrant's telephone number, including area code)

                                     None
_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                                   ___    ___

                     APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 28, 1994: Common Stock, Par Value $1.00 - 142,713,586 shares.

Part I. Financial Information

Item 1. Financial Statements

                          AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Earnings
                               (unaudited)
                   (In thousands, except per share data)


                                              Thirteen Weeks Ended
                                        _____________________________________

                                                  April 30,          May 1,
                                                    1994              1993
                                                ___________      ____________
Sales                                           $4,607,652        $4,668,105

Cost of merchandise sold, including
  warehousing and transportation expenses        3,387,851         3,466,320
                                                __________         _________

Gross profit                                     1,219,801         1,201,785

Operating and administrative expenses            1,088,045         1,083,677
                                                __________         _________

Operating profit                                   131,756           118,108

Other income (expense):
  Interest expense                                 (44,752)          (50,100)
  Gains (losses) on asset sales, other                (584)           32,596
                                                __________         _________
      Net other income (expense)                   (45,336)          (17,504)
                                                __________         _________

Earnings before income taxes and extra-
  ordinary item                                     86,420           100,604

Federal and state income taxes                      38,457            44,097
                                                __________         _________

Earnings before extraordinary item                  47,963            56,507

Extraordinary item -- early retire-
  ment of debt, net of tax (1)                          --           (15,000)
                                                __________         _________

Net earnings                                       $47,963           $41,507
                                                ==========         =========

Earnings per share before extra-
  ordinary item (2)                                  $0.34             $0.40

Extraordinary item (2)                                  --            $(0.11)
                                                __________         _________

Net earnings per share (2)                           $0.34             $0.29
                                                ==========         =========

Average shares outstanding (2)                     142,619           141,880

Dividends per share (2)                              $0.12              $.10
____________________________________________________

See accompanying notes to consolidated condensed financial statements.

(1) A pre-tax charge of $25 million for early retirement of debt which was reported in "Gains (losses) on asset sales, other" in the first quarter of 1993 has been reclassified as an extraordinary item.

(2) First quarter of 1993 has been restated to reflect the March 1994 two-for-one stock split.

                            AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                             April 30,            January 29,
                                               1994                  1994
                                            ___________         ____________
Current Assets:
  Cash and cash equivalents                 $   74,428            $   59,580
  Inventories                                1,454,856             1,539,610
  Other current assets                         390,181               396,619
                                            __________            __________
    Total current assets                     1,919,465             1,995,809

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $1,763,025 on April 30, 1994 and
  $1,694,150 on January 29, 1994             2,691,533             2,704,040

Property under capital leases, less
  accumulated amortization of $110,470
  on April 30, 1994 and $108,394 on
  January 29, 1994                              94,225                97,127

Goodwill                                     1,813,962             1,827,334
Other assets                                   297,551               303,124
                                            __________            __________
    Assets                                  $6,816,736            $6,927,434
                                            ==========            ==========

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations               $  115,942               $76,538
  Accounts payable                             842,757               958,272
  Accrued payroll and benefits                 254,479               303,160
  Current portion of self-insurance reserves   196,243               212,891
  Income taxes payable                          80,222               118,279
  Other current liabilities                    303,611               384,959
                                            __________            __________
    Total current liabilities                1,793,254             2,054,099

Long-term debt, less current maturities      2,100,649             2,003,866

Obligations under capital leases, less
  current maturities                            84,816                87,595

Self-insurance reserves, less current portion  535,033               520,010
Deferred income taxes                          332,896               345,760
Other liabilities                              192,691               173,819

Shareholders' equity                         1,777,397             1,742,285
                                            __________            __________
    Liabilities and Shareholders' Equity    $6,816,736            $6,927,434
                                            ==========            ==========
____________________________________________________
See accompanying notes to consolidated condensed financial statements.

                          AMERICAN STORES COMPANY
              Consolidated Condensed Statements of Cash Flows
                                (unaudited)
                         (In thousands of dollars)



                                                   Thirteen Weeks Ended
                                              _______________________________

                                               April 30,            May 1,
                                                 1994                1993
                                              ___________         ___________
Cash Flows from Operating Activities:
_____________________________________
Net earnings                                      $47,963           $41,507

Adjustments to reconcile net earnings to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                    99,607            94,016
  Net loss on asset sales                           1,655            14,474
  Deferred income taxes                           (12,864)           (2,301)
  Self-insurance reserves and other                17,059            16,488

Decrease in current assets:
  Inventories                                      84,754            88,035
  Other current assets                              6,438            20,718

Decrease in current liabilities:
  Accounts payable                               (115,515)          (78,888)
  Accrued payroll and benefits                    (48,681)          (68,513)
  Other current liabilities                      (119,405)          (44,308)
                                                _________          ________

Total adjustments                                 (86,952)           39,721
                                                _________          ________

Net cash (used in) provided by operating
activities                                        (38,989)           81,228
                                                _________          ________

Cash Flows from Investing Activities:
______________________________________
  Expended for property, plant and equipment      (69,981)         (114,290)
  Proceeds from sale of other assets                3,261             7,011
                                                _________          ________

Net cash used in investing activities            $(66,720)        $(107,279)
                                                _________          ________

                          AMERICAN STORES COMPANY
        Consolidated Condensed Statements of Cash Flows (continued)
                                (unaudited)
                         (In thousands of dollars)


                                                    Thirteen Weeks Ended
                                                 ____________________________
                                                  April 30,           May 1,
                                                     1994              1993
                                                 __________        __________
Cash Flows from Financing Activities:
_____________________________________
  Net increase in borrowing under
    existing credit facilities                     $136,128         $ 29,793
  Principal payments for obligations under
    capital leases                                   (2,720)          (2,805)
  Proceeds from exercise of stock options             4,272              667
  Cash dividends                                    (17,123)         (14,189)
                                                    _______         ________

Net cash provided by financing activities           120,557           13,466
                                                    _______         ________

Net increase (decrease) in cash and cash
  equivalents                                        14,848          (12,585)

Cash and cash equivalents:
  Beginning of quarter                               59,580           54,048
                                                    _______         ________

  End of quarter                                   $ 74,428         $ 41,463
                                                    =======         ========

Supplementary Information - Statements of Cash Flows:
____________________________________________________
Cash paid during the year for:
Interest (net of amounts capitalized)              $ 55,775         $ 57,515
Income taxes, net of refunds                       $ 79,938         $ 22,805

____________________________________________________

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
               Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                  April 30, 1994




Basis of Presentation
_____________________
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of April 30, 1994 and January 29, 1994 and the results of its operations and cash flows for the thirteen weeks ended April 30, 1994 and May 1, 1993. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 29, 1994.

Reclassification
________________
The first quarter 1993 financial statements have been reclassified to conform to the current year presentation.

Net Earnings Per Share
______________________
Net earnings per share are determined by dividing the year-to-date weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation since they have no material dilutive effect on per share figures. The assumed conversion of subordinated convertible debt into common stock is also excluded from the calculation since it has no material dilutive effect on net earnings per share.

Stock Split
___________
On March 21, 1994, the Board of Directors declared a two-for-one stock split that was paid to shareholders on April 21, 1994 in the form of a stock dividend. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
_____________________

Total sales for the first quarter of 1994 were $4.6 billion compared to $4.7 billion in the first quarter of 1993. Like-store sales, or sales from stores that have been open at least one year, decreased 1.4 percent in the first quarter. The Company operated 1,689 stores at April 30, 1994 compared to 1,676 stores at May 1, 1993 (in each case, including the food and drug sides of 149 and 145 jointly operated Jewel Osco combination stores, respectively, which are counted as two stores).

                                                  13 Weeks Ended
                                       ____________________________________
                                       Like Stores   April 30,     May 1,
                                        % Change       1994         1993
                                       ___________  __________   __________
[S]                                    [C]          [C]          [C]
Sales:
Eastern food operations                -3.16%       $1,776,858   $1,838,562
Western food operations                -2.37%        1,735,527    1,800,088
Drug store operations                   3.26%        1,091,774    1,027,345
Other                                                    3,493        2,110
                                       ____________________________________
     Total sales                       -1.43%       $4,607,652   $4,668,105
                                                    ==========   ==========
    Eastern food operations include Acme Markets, Jewel Food Stores and Star Market.
    Western food operations include Lucky Northern California Division, Lucky Southern California Division and Jewel Osco - New Mexico.
    Drug store operations include Osco Drug and Sav-on.


Net earnings for the first quarter of 1994 were $48.0 million or $0.34 per share compared to $41.5 million or $0.29 per share for the corresponding period of the prior year. The 1994 first quarter results include the impact on the Company of expenses related to the on-going consolidation of the information technology data centers and a voluntary severance program initiated at Acme Markets. Excluding this non-recurring charge, 1994 first quarter net earnings were $54.5 million or $0.39 per share.

Net earnings for the first quarter of 1993 include a net non-recurring pre-tax gain of $32.1 million or $0.14 per share attributable to the resolution of the "Rule of 80" litigation offset by miscellaneous one-time charges. The "Rule of 80" litigation concerned the Company's termination of the early retirement feature of an employee retirement plan. See the 1993 Form 10-K for discussion of the litigation. Upon resolution of the "Rule of 80" case, certain plan assets in the amount of $45.7 million reverted to the Company which were offset by miscellaneous one-time charges of $13.6 million. Net earnings for the first quarter of 1993 were also impacted by charges incurred in the early retirement of debt which were accounted for as an extraordinary item. In connection with the debt restructuring, the Company extinguished $146.0 million of debt and expensed the related costs of prepaying such debt and related derivatives. The restructuring resulted in an extraordinary pre-tax loss of $25 million ($15 million, net of tax) or $.11 per share.

Gross profit for the first quarters of both 1994 and 1993 amounted to $1.2 billion or 26.5% of sales in 1994 and 25.7% in 1993. The pre-tax LIFO charge to earnings for the first quarter was $10.0 million in 1994 and $11.0 million in 1993.

Total operating profit for the first quarter of 1994 amounted to $131.8 million or 2.9% of sales compared to $118.1 million or 2.5% of sales in the first quarter of 1993. The increase in operating profit in the first quarter of 1994 compared to the first quarter of 1993 is primarily attributable to reduced costs, particularly in the Company's food operations. In addition, the western food operations increased operating profit over the corresponding period of the prior year due to increased sales resulting from the price reduction program implemented in February 1993. The following table presents operating profit by major operating division and in total.

                                                       13 Weeks Ended
                                                   ____________________
                                                   April 30,    May 1,
                                                     1994        1993
                                                   ________    ________
[S]                                                [C]         [C]
Operating Profit:
  Eastern food operations                           $58,339     $52,716
  Western food operations                            60,168      49,055
  Drug store operations                              48,042      42,998
  LIFO                                              (10,000)    (11,000)
  Purchase accounting amortization                  (19,771)    (19,844)
  Other                                              (5,022)      4,183
                                                   ________    ________
     Total operating profit                        $131,756    $118,108
                                                   ========    ========

    Eastern food operations include Acme Markets, Jewel Food Stores and Star Market.
    Western food operations include Lucky Northern California Division, Lucky Southern California Division and Jewel Osco - New Mexico.
    Drug store operations include Osco Drug and Sav-on.
    "Other" includes real estate operations in both 1994 and 1993. "Other" for 1994 also includes costs related to the consolidation of the information technology data centers and the Acme voluntary severance program.

Net other expense for the first quarter of 1994 included interest income of $1.0 million, net loss from asset sales and miscellaneous items of $1.6 million and interest expense of $44.8 million. Net other expense for the first quarter of 1993 included interest income of $0.9 million, net gain from the disposition of assets and other miscellaneous expense of $31.7 million and interest expense of $50.1 million. The lower interest expense in the current year was due to generally lower interest rates in the first quarter of 1994 compared to the first quarter of 1993. The 1993 net gain of $31.7 million includes $45.7 million from the resolution of the "Rule of 80" litigation offset by approximately $13.6 million of miscellaneous one-time charges.

The first quarter of 1994 earnings before income taxes and extraordinary item amounted to $86.4 million or 1.9% of sales compared to $100.6 million or 2.2% of sales in 1993. The first quarter of 1993 included $32.6 million in net gains on asset sales, other compared to a net loss on asset sales, other of $0.6 million in the first quarter of 1994. This more than offset higher operating profit and lower interest expense in 1994.

The effective income tax rate for the first quarter of 1994 was 44.5% compared to 43.8% for the first quarter of the prior year. The Omnibus Budget Reconciliation Act of 1993 increased the Company's annual effective federal tax rate retroactively to January 1, 1993. The retroactive portion of the increased tax rate on the 1993 first quarter earnings was reflected in the third quarter of 1993.

Average shares outstanding for the thirteen weeks in 1994 and 1993 were 142.6 million and 141.9 million, respectively.


Financial Condition
_____________________________

The Company uses cash provided from operations and, if necessary, borrowing under existing credit facilities to finance its daily operations. Net cash used in operations for the thirteen weeks ended April 30, 1994 amounted to $39.0 million, compared to $81.2 million provided by operations in the first thirteen weeks of 1993. Working capital amounted to $126.2 million at April 30, 1994 compared to a negative $58.3 million at January 29, 1994. The change in working capital is due to seasonal changes and a first quarter federal tax payment of approximately $46 million. Significant changes in the components of working capital are customary and are not indicative of long-term trends.

Net cash used in investing activities amounted to $66.7 million in 1994, compared to $107.3 million during the first quarter of 1993. Cash capital expenditures for the first thirteen weeks of 1994 and 1993 amounted to $70.0 million and $114.3 million, respectively. Additionally, capital expenditures represented by the net present value of operating and capital leases amounted to $2.2 million in 1994, compared to $10.1 million for the corresponding period in 1993. For the first quarter of 1994, 6 new stores were opened, 12 stores were closed and 7 stores were remodeled.

Net cash provided by financing activities in the first thirteen weeks of 1994 was $120.6 million, compared to $13.5 million in the corresponding 1993 period. Cash flow from operations, supplemented by credit available under the Company's existing credit facilities, is expected to be adequate to meet the Company's presently identifiable requirements.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 56.4% at April 30, 1994 and 55.4% at January 29, 1994. The Company anticipates that the current portion of long-term debt will be paid through internally generated funds or through refinancing of existing debt. The Company has filed a shelf registration statement with the Securities and Exchange Commission to issue up to $800 million in debt securities, which registration statement has not yet been declared effective. Debt issued pursuant to the registration statement is expected to be used for general corporate purposes, including retiring existing debt obligations.

The Company's ratio of earnings to fixed charges for the thirteen week periods ending April 30, 1994 and May 1, 1993 were 2.28 to 1 and 1.92 to 1, respectively. In the computation of the ratio of earnings to fixed charges for the Company, earnings consist of pretax income from continuing operations before the impact of an extraordinary item, less gain (loss) on sale of assets, other, plus fixed charges (adjusted for capitalized interest). Fixed charges consist of interest, whether expensed or capitalized (including the amortization of debt expense), plus the amount of rental expense which is representative of the interest factor in the particular case. The improvement in the ratio from 1993 to 1994 is primarily due to increased earnings and reduced interest expense resulting from lower interest rates.

One measure commonly used in the financial community to measure a company's ability to service debt and make interest payments is through a FIFO-EBITDA analysis. The FIFO-EBITDA calculation eliminates non-cash charges to earnings as well as interest expense and taxes. FIFO-EBITDA should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. The Company's earnings before LIFO charge, interest expense, taxes, depreciation and amortization and extraordinary item (FIFO-EBITDA) for the thirteen weeks ended April 30, 1994 were $240.8 million compared to $255.7 million for the comparable 1993 period. The 1993 FIFO-EBITDA included $32.6 million in net gains on asset sales, other compared to a net loss on asset sales, other of $0.6 million in 1994 which more than offset higher operating profit and lower interest expense in 1994. The Company's cash interest payments (net of amounts capitalized) for the thirteen weeks in 1994 were 23.2% of FIFO-EBITDA compared to 22.5% of FIFO-EBITDA for the corresponding 1993 period.

Contingencies
_____________
The Company, from time to time, has disposed of leased properties and may retain certain contingent lease liabilities, either by contract or law. Although the Company is unaware of any material assertions against it from such dispositions, such claims may arise in the future. If such claims were asserted, the expense to the Company would consist of unpaid lease obligations, such as rents, which may be offset by subletting the property, negotiating favorable lease terminations, operating the facilities or applying existing reserves.

The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). At most such locations, remediation is either underway or completed. One of the Company's subsidiaries, Acme Markets, Inc., has been identified by the Environmental Protection Agency as a potentially responsible party (PRP) for the costs of cleaning up a hazardous waste disposal site in New Jersey pursuant to the Comprehensive Environmental Response Compensation and Liabilities Act of 1980 (CERCLA) and other environmental laws. Numerous other parties have also been identified as PRPs at the site. Although liability under CERCLA may be joint and several and the Company cannot yet determine the total liability of all PRPs, the Company believes that its potential exposure is limited because Acme was a de minimis contributor to the site and the other PRPs include many other large, solvent public companies. Two of the Company's other subsidiaries, Jewel Food Stores, Inc. and Jewel Osco Southwest, Inc. have been identified by the Montana Department of Health and Environmental Services as two of five PRPs for the costs related to the release of hazardous wastes at a Montana site. Jewel and Jewel Osco Southwest have been ordered to investigate and monitor the contamination at the site, along with one other PRP. The Company does not believe that the costs for investigation and remediation will be material; Jewel has also filed suit against other PRPs for contribution to the costs it has incurred and may incur in the future. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial position or results of operations of the Company.

Part II - Other Information


Item 1. Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended January 29, 1994.

         Stender Litigation. A Fairness Hearing was held on April 24, 1994, at which the judge issued a bench ruling followed by a signed order approving the terms of the settlement as proposed. The litigation and the settlement terms are described in the above-referenced section of the Company's 1993 annual report.

         Food 4 Less Litigation. Lucky Stores, Inc. and the Company are defendants in an action filed on March 17, 1994, in the Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC100799, by Food 4 Less Supermarkets, Inc., Food 4 Less of Southern California, Inc., Food 4 Less of California, Inc. and Alpha Beta Company. The complaint generally alleges that the defendants have engaged in acts of misleading advertising, unfair competition, interference with plaintiffs' prospective economic advantage, and trade libel, on the grounds that Lucky's advertising does not include Food 4 Less in its price comparisons and on the further grounds its advertising is misleading in several respects. The complaint generally seeks damages of not less than $100,000,000 and punitive damages of not less than $100,000,000 on each of four causes of action; an injunction restraining the defendants from engaging in untrue and misleading advertising; costs of suit; and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend the action and assert all available counterclaims. The Company believes the complaint to be without merit and believes it is unlikely that the proceeding will result in any material adverse impact on the Company's financial condition or results of operation.

         The Company is also involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

Item 2.  Changes in Securities -- None

Item 3.  Defaults upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information --  None

Item 6.  Exhibits and Reports on Form 8-K --

         (a)  Exhibits --

              (11)  Calculations of earnings per share.

         (b) Reports on Form 8-K filed during the quarter -- The Company filed a Form 8-K on March 7, 1994 listing under Items 5 and 7 the Company's fiscal 1993 earnings.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      American Stores Company
                                    ____________________________
                                           (Registrant)





Dated _________________                     /s/ Teresa Beck
                                     _____________________________
                                              Teresa Beck
                                   Executive Vice President, Finance
                                        and Assistant Secretary
                                      (Chief Accounting Officer)




Dated _________________                /s/ Kathleen E. McDermott
                                     _____________________________
                                         Kathleen E. McDermott
                                        Executive Vice President,
                                 General Counsel and Assistant Secretary