Form 10-Q
period 1994-07-30
AMERICAN STORES CO /NEW/
filed 1994-09-12
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_______    EXCHANGE ACT OF 1934
For the quarterly period ended     July 30, 1994
                              _____________________
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 27, 1994: Common Stock, Par Value $1.00 - 142,779,420 shares.

Part I. Financial Information

Item 1. Financial Statements

                          AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Earnings
                               (unaudited)
                   (In thousands, except per share data)


                                              Thirteen Weeks Ended
                                        _____________________________________

                                                  July 30,          July 31,
                                                    1994              1993
                                                ___________      ____________
Sales                                           $4,669,018        $4,693,057

Cost of merchandise sold, including
  warehousing and transportation expenses        3,436,515         3,468,871
                                                __________         _________

Gross profit                                     1,232,503         1,224,186

Operating and administrative expenses            1,062,673         1,070,491
                                                __________         _________

Operating profit                                   169,830           153,695

Other income (expense):
  Interest income                                    1,338             1,173
  Interest expense                                 (44,882)          (46,916)
  Losses on asset sales, other                      (1,900)           (2,544)
                                                __________         _________
      Net other income (expense)                   (45,444)          (48,287)
                                                __________         _________

Earnings before income taxes                       124,386           105,408

Federal and state income taxes                      55,352            46,907
                                                __________         _________

Net earnings                                       $69,034           $58,501
                                                ==========         =========

Net earnings per share (1)                           $0.48             $0.41
                                                ==========         =========

Average shares outstanding (1)                     142,745           142,066

Dividends per share (1)                              $0.12             $0.10
____________________________________________________

See accompanying notes to consolidated condensed financial statements.

(1) Second quarter of 1993 has been restated to reflect the March 1994 two-for-one stock split.

                          AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Earnings
                               (unaudited)
                   (In thousands, except per share data)


                                              Twenty-Six Weeks Ended
                                        _____________________________________

                                                  July 30,          July 31,
                                                    1994              1993
                                                ___________      ____________
Sales                                           $9,276,670        $9,361,162

Cost of merchandise sold, including
  warehousing and transportation expenses        6,824,366         6,935,191
                                                __________         _________

Gross profit                                     2,452,304         2,425,971

Operating and administrative expenses            2,150,718         2,154,168
                                                __________         _________

Operating profit                                   301,586           271,803

Other income (expense):
  Interest income                                    2,377             2,104
  Interest expense                                 (89,634)          (97,016)
  Gains (losses) on asset sales, other              (3,523)           29,121
                                                __________         _________
      Net other income (expense)                   (90,780)          (65,791)
                                                __________         _________

Earnings before income taxes and extra-
  ordinary item                                    210,806           206,012

Federal and state income taxes                      93,809            91,004
                                                __________         _________
Earnings before extraordinary item                 116,997          115,008

Extraordinary item -- early retire-
  ment of debt, net of tax (1)                         --            (15,000)
                                                __________         _________

Net earnings                                      $116,997          $100,008
                                                ==========         =========

Earnings per share before extra-
  ordinary item (2)                                   0.82             $0.81

Extraordinary item (2)                                  --            ($0.11)
                                                __________         _________

Net earnings per share (2)                           $0.82             $0.70
                                                ==========         =========

Average shares outstanding (2)                     142,682           141,972

Dividends per share (2)                              $0.24             $0.20
____________________________________________________

See accompanying notes to consolidated condensed financial statements.

(1) A pre-tax charge of $25 million ($15 million, net of tax) for early retirement of debt which was reported in "Gains (losses) on asset sales, other" in the first quarter of 1993 has been reclassified as an extraordinary item.

(2) The year-to-date period of 1993 has been restated to reflect the March 1994 two-for-one stock split.

                            AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                             July 30,             January 29,
                                               1994                  1994
                                            ___________         ____________
Current Assets:
  Cash and cash equivalents                 $   69,547            $   59,580
  Inventories                                1,435,508             1,539,610
  Other current assets                         365,605               396,619
                                            __________            __________
    Total current assets                     1,870,660             1,995,809

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $1,819,551 on July 30, 1994 and
  $1,694,150 on January 29, 1994             2,721,320             2,704,040

Property under capital leases, less
  accumulated amortization of $112,801
  on July 30, 1994 and $108,394 on
  January 29, 1994                              91,544                97,127

Goodwill                                     1,800,591             1,827,334
Other assets                                   281,448               303,124
                                            __________            __________
    Assets                                  $6,765,563            $6,927,434
                                            ==========            ==========

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations               $   17,262            $   76,538
  Accounts payable                             863,546               958,272
  Accrued payroll and benefits                 282,247               303,160
  Current portion of self-insurance reserves   199,040               212,891
  Income taxes payable                          49,875               118,279
  Other current liabilities                    325,162               384,959
                                            __________            __________
    Total current liabilities                1,737,132             2,054,099

Long-term debt, less current maturities      2,077,023             2,003,866

Obligations under capital leases, less
  current maturities                            82,420                87,595

Self-insurance reserves, less current portion  457,300               520,010
Deferred income taxes                          345,041               345,760
Other liabilities                              231,499               173,819

Shareholders' equity                         1,835,148             1,742,285
                                            __________            __________
    Liabilities and Shareholders' Equity    $6,765,563            $6,927,434
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

                          AMERICAN STORES COMPANY
              Consolidated Condensed Statements of Cash Flows
                                (unaudited)
                         (In thousands of dollars)



                                                   Twenty-Six Weeks Ended
                                              _______________________________

                                               July 30,            July 31,
                                                 1994                1993
                                              ___________         ___________
Cash Flows from Operating Activities:
_____________________________________
Net earnings                                     $116,997          $100,008

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                   199,354           188,348
  Net loss on asset sales                           3,068            16,234
  Deferred income taxes                              (719)          (20,870)
  Self-insurance reserves and other               (12,489)          (24,162)

Decrease in current assets:
  Inventories                                     104,102           144,637
  Other current assets                             31,014            33,839

Decrease in current liabilities:
  Accounts payable                                (94,726)         (119,756)
  Accrued payroll and benefits                    (20,913)          (56,438)
  Other current liabilities                      (128,201)          (58,404)
                                                _________          ________

Total adjustments                                  80,490           103,428
                                                _________          ________

Net cash provided by operating
activities                                        197,487           203,436
                                                _________          ________

Cash Flows from Investing Activities:
______________________________________
  Expended for property, plant and equipment     (183,827)         (259,113)
  Proceeds from sale of other assets               11,735            12,721
                                                _________          ________

Net cash used in investing activities           $(172,092)        ($246,392)
                                                _________          ________

                          AMERICAN STORES COMPANY
        Consolidated Condensed Statements of Cash Flows (continued)
                                (unaudited)
                         (In thousands of dollars)


                                                    Twenty-Six Weeks Ended
                                                 ____________________________
                                                  July 30,           July 31,
                                                     1994              1993
                                                 __________        __________
Cash Flows from Financing Activities:
_____________________________________
  Proceeds from long-term borrowing                $530,000         $100,000
  Payments of long-term borrowing                  (718,802)               0
  Net increase (decrease) in borrowing under
    existing credit facilities                      202,569           (2,822)
  Principal payments for obligations under
    capital leases                                   (5,061)          (5,243)
  Proceeds from exercise of stock options            10,121            2,560
  Other changes in equity                                (1)            (767)
  Cash dividends                                    (34,254)         (28,413)
                                                    _______         ________

Net cash (used in) provided by financing activities (15,428)          65,315
                                                    _______         ________

Net increase in cash and cash equivalents             9,967           22,359

Cash and cash equivalents:
  Beginning of quarter                               59,580           54,048
                                                    _______         ________

  End of quarter                                   $ 69,547         $ 76,407
                                                    =======         ========

Supplementary Information - Statements of Cash Flows:
____________________________________________________
Cash paid during the year for:
Interest (net of amounts capitalized)              $ 89,867         $ 92,224
Income taxes, net of refunds                       $164,397         $113,664

____________________________________________________

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
               Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                  July 30, 1994




Basis of Presentation
_____________________
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of July 30, 1994 and January 29, 1994 and the results of its operations for the thirteen and twenty-six weeks ended July 30, 1994 and July 31, 1993 and cash flows for the twenty-six weeks ended July 30, 1994 and July 31, 1993. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 29, 1994.

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

Subsequent Event
________________
Subsequent to July 30, 1994, the Company completed the sale of its 33-store Star Market chain of grocery stores to an investment group for $285 million in cash and the assumption of substantially all of Star Market's outstanding liabilities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
_____________________

Total sales for the second quarters of both 1994 and 1993 were approximately $4.7 billion. Total sales for the twenty-six weeks year-to-date 1994 were approximately $9.3 billion compared to $9.4 billion in the prior year. The Company operated 1,679 stores at July 30, 1994 compared to 1,714 stores at July 31, 1993 (in each case, including the food and drug sides of 149 and 147 jointly operated Jewel Osco combination stores, respectively, which are counted as two stores). On September 8, 1994, the Company completed the sale of its 33-store Star Market chain of grocery stores to an investment group for $285 million in cash and the assumption of substantially all of Star Market's outstanding liabilities. The table below presents sales by major operating divisions and in total.


































                                   13 Weeks Ended                      26 Weeks Ended
                        ____________________________________   ____________________________________
                        Comparable     July 30,     July 31,    Comparable    July 30,     July 31,
                          Stores         1994         1993       Stores         1994         1993
                          % Change                               % Change
                            (1)          (2)          (2)          (1)          (2)          (2)
                        ___________  __________   __________   ___________  __________   __________
Sales:
Eastern food operations  1.12%       $1,802,775   $1,833,962    0.09%       $3,579,633   $3,672,524
Western food operations -2.90%        1,756,355    1,819,172   -3.00%        3,491,882    3,619,260
Drug store operations    4.80%        1,106,832    1,037,350    4.15%        2,198,606    2,064,695
Other                                     3,056        2,573                     6,549        4,683
                        ____________________________________   ____________________________________
   Total sales           0.34%       $4,669,018   $4,693,057   -0.22%       $9,276,670   $9,361,162
                                     ==========   ==========                ==========   ==========

(1) Comparable store sales include stores opened one year or more and replacement stores and exclude Star Market.

     Like store sales, including stores opened one year or more and excluding Star Market, for the 13 weeks ended July 30, 1994 were:
               Eastern food operations     0.59%
               Western food operations    -2.90%
               Drug store operations       4.67%
                                          _____
               Total                       0.11%
                                          =====

     Eastern food operations include Acme Markets, Jewel Food Stores and, except as noted above,
     Star Market.
     Western food operations include Lucky Northern California Division, Lucky
     Southern California Division and Jewel Osco - New Mexico.
     Drug store operations include Osco Drug and Sav-on.

(2)  Sales include Star Market.


Net earnings for the second quarter of 1994 were $69.0 million or $0.48 per share compared to $58.5 million or $0.41 per share for the same period of the prior year. Net earnings for the twenty-six weeks year-to-date 1994 amounted to $117.0 million or $0.82 per share. The 1994 year-to-date results include the impact of expenses related to the on-going consolidation of the information technology data centers and the impact of a voluntary severance program initiated at Acme Markets in the first quarter of 1994. Excluding these non-recurring charges, year-to-date second quarter net earnings were $123.5 million or $0.87 per share.

Net earnings for the twenty-six weeks year-to-date 1993 amounted to $100.0 million or $0.70 per share which includes a net non-recurring pre-tax gain of $45.7 million from the resolution of the "Rule of 80" litigation offset by approximately $13.6 million of miscellaneous one-time charges, amounting to a net of $0.14 per share. The "Rule of 80" litigation concerned the Company's termination of the early retirement feature of an employee retirement plan. See the 1993 Form 10-K for discussion of the litigation. Net earnings for the year-to-date second quarter of 1993 were also impacted by charges incurred in the early retirement of debt which was accounted for as an extraordinary item. In connection with the debt restructuring, the Company extinguished $146.0 million of debt and expensed the related costs of prepaying such debt and related derivatives. The restructuring resulted in an extraordinary pre-tax loss of $25 million ($15 million, net of tax) or $0.11 per share.

Gross profit for the second quarters of both 1994 and 1993 amounted to $1.2 billion or 26.4% of sales in 1994 and 26.1% of sales in 1993. For the twenty-six weeks year-to-date, gross profit was approximately $2.45 billion or 26.4% of sales in 1994 compared to $2.43 billion or 25.9% of sales in the prior year. The pre-tax LIFO charge to earnings for the second quarter was $10.0 million in 1994 and $11.0 million in 1993. The pre-tax LIFO charge to earnings for the twenty-six weeks year-to-date amounted to $20.0 million in 1994 and $22.0 million in 1993.

Total operating profit for the second quarter of 1994 amounted to $169.8 million or 3.6% of sales compared to $153.7 million or 3.3% of sales in the second quarter of 1993. Operating profit for the twenty-six weeks year-to-date amounted to $301.6 million or 3.3% of sales compared to $271.8 million or 2.9% of sales in the prior year. Each of the Company's three principal operating groups reported higher operating profit compared to the prior year for the second quarter and year-to-date periods, although the increase in the second quarter was primarily in the eastern food operations and drug store operations, with more modest gains in the western food operations. The increase in operating profit is primarily attributable to reduced costs, particularly in the Company's food operations due to improved warehouse and store labor productivity and better workers' compensation and health insurance claims costs. An increase in gross profit in the drug store operations due to higher margins on generic drugs and increased private label sales also increased operating profit. The table which follows presents operating profit by major operating division and in total.


























                                                       13 Weeks Ended           26 Weeks Ended
                                                   ____________________     ____________________
                                                   July 30,    July 31,     July 30,    July 31,
                                                     1994        1993         1994        1993
                                                   ________    ________     ________    ________
Operating Profit:
  Eastern food operations                          $ 72,504     $67,601     $130,843    $120,317
  Western food operations                            60,510      59,057      120,678     108,112
  Drug store operations                              59,059      53,390      107,101      96,388
  LIFO                                              (10,000)    (11,000)     (20,000)    (22,000)
  Purchase accounting amortization                  (19,746)    (19,839)     (39,517)    (39,683)
  Other                                               7,503       4,486        2,481       8,669
                                                   ________    ________     ________    ________
     Total operating profit                        $169,830    $153,695     $301,586    $271,803
                                                   ========    ========     ========    ========

    Eastern food operations include Acme Markets, Jewel Food Stores and Star
    Market.
    Western food operations include Lucky Northern California Division, Lucky
    Southern California Division and Jewel Osco - New Mexico.
    Drug store operations include Osco Drug and Sav-on.
    "Other" includes real estate operations.















Net other expense for the second quarter of 1994 included interest income of $1.3 million, net loss from asset sales and miscellaneous items of $1.9 million and interest expense of $44.9 million. Net other expense for the second quarter of 1993 included interest income of $1.2 million, net loss from asset sales and miscellaneous items of $2.5 million and interest expense of $46.9 million.

Net other expense for the twenty-six weeks year-to-date in 1994 included interest income of $2.4 million, net loss from asset sales and other miscellaneous items of $3.5 million and interest expense of $89.6 million. Net other expense for the same period in 1993 included interest income of $2.1 million, net loss from asset sales and other miscellaneous income of $29.1 million and interest expense of $97.0 million. The lower interest expense reported in the current year was primarily due to lower levels of average outstanding debt and lower interest rates. The 1993 net gain of $29.1 million includes $45.7 million from the resolution of the "Rule of 80" litigation offset by approximately $13.6 million of miscellaneous one-time charges.

The second quarter of 1994 earnings before income taxes amounted to $124.4 million or 2.7% of sales compared to $105.4 million or 2.2% of sales in 1993. For the twenty-six weeks year-to-date in 1994, earnings before income taxes and extraordinary item amounted to $210.8 million or 2.3% of sales compared to $206.0 million or 2.2% of sales for the same period of 1993.

The effective income tax rate for the second quarters of 1994 and 1993 was 44.5%. The year-to-date effective income tax rate was 44.5% compared to 44.2% in 1993. The Omnibus Budget Reconciliation Act of 1993 increased the Company's annual effective federal tax rate retroactively to January 1, 1993. The retroactive portion of the increased tax rates on the 1993 first and second quarter earnings (approximately $0.03 per share) was reflected in the third quarter of 1993.

Average shares outstanding for the twenty-six weeks in 1994 and 1993 were
142.7 million and 142.0 million, respectively.

Financial Condition
___________________

The Company uses cash provided from operations and, if necessary, borrowing under credit facilities to finance its daily operations. Net cash provided by operations for the twenty-six weeks ended July 30, 1994 amounted to $197.5 million, compared to $203.4 million in the first twenty-six weeks of 1993. Working capital amounted to $133.5 million at July 30, 1994 compared to a negative $58.3 million at January 29, 1994. The change in working capital is due to seasonal changes and a decrease in the current portion of long-term debt of approximately $59 million. Significant changes in the components of working capital are customary and are not indicative of long-term trends.

Net cash used in investing activities amounted to $172.1 million in 1994, compared to $246.4 million in 1993. Cash capital expenditures for the first twenty-six weeks of 1994 and 1993, amounted to $183.8 million and $259.1 million, respectively. The Company plans to substantially increase capital spending in the second half of 1994 compared to the spending levels in the first half of 1994. Additionally, capital expenditures represented by the net present value of operating leases, amounted to $5.9 million in 1994, compared to $41.2 million for the corresponding period in 1993 which included the acquisition of 55 Reliable drug stores. For the year-to-date period of 1994, 13 stores were opened, 29 were closed and 19 stores were remodeled.

Net cash used in financing activities in the first twenty-six weeks of 1994 was $15.4 million, compared to $65.3 million provided by financing activities in the corresponding 1993 period and reflects a larger net increase in debt in 1993 compared to 1994. In the second quarter of 1994, the Company entered into a $1.0 billion revolving credit facility which expires in 1999 which replaced an existing $800 million credit facility which would have expired in 1996. Additionally, the Company prepaid a $139 million loan which matured in 1996 and borrowed $50 million due in 1996. The prepayment of the Company's indebtedness under the previous credit agreement reduced the Company's mandatory debt payments and made more of the Company's cash flow available for working capital and capital expenditures. Cash flow from operations, supplemented by credit available under the Company's existing credit facilities, is expected to be adequate to meet the Company's presently identifiable requirements.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 54.3% at July 30, 1994 and 55.4% at January 29, 1994. The Company anticipates that the current portion of long-term debt will be paid through internally generated funds or through refinancing of existing debt.

The Company's ratio of earnings to fixed charges for the twenty-six week periods ending July 30, 1994 and July 31, 1993 were 2.53 to 1 and 2.23 to 1, respectively. In computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations including the impact of an extraordinary item, plus fixed charges (adjusted for capitalized interest.) Fixed charges consist of interest, whether expensed or capitalized (including the amortization of debt expense), plus the amount of rental expense which is representative of the interest factor in the particular case. The improvement in the ratio from 1993 to 1994 is primarily due to reduced interest expense resulting from lower average outstanding debt and lower interest rates, as well as higher pre-tax income from continuing operations in the current year.

One measure commonly used in the financial community to measure a company's ability to service debt and make interest payments is through a FIFO-EBITDA analysis. The FIFO-EBITDA calculation eliminates non-cash charges to earnings as well as interest expense and taxes. FIFO-EBITDA should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. The Company's earnings before LIFO charge, interest expense, taxes, depreciation and amortization and extraordinary item (FIFO-EBITDA) for the twenty-six weeks ended July 30, 1994 were $519.8 million compared to $513.4 million for the comparable 1993 period. The 1993 FIFO-EBITDA included $29.1 million in net gains on asset sales, other, compared to a net loss on asset sales, other of $3.5 million in 1994 which was offset by higher profit and lower interest expense in 1994. The Company's cash interest payments (net of amounts capitalized) for the twenty-six weeks in 1994 were 17.3% of FIFO-EBITDA compared to 18.0% of FIFO-EBITDA for the corresponding 1993 period.

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

The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). At most such locations, remediation is either underway or has been completed. One of the Company's subsidiaries, Acme Markets, Inc., has been identified by the Environmental Protection Agency as one of several potentially responsible parties (PRP) for the costs of cleaning up a hazardous waste disposal site in New Jersey pursuant to the Comprehensive Environmental Response Compensation and Liabilities Act of 1980 (CERCLA) and other environmental laws. Based on negotiations conducted to date, the Company believes its share of negotiated remediation costs will not exceed $100,000. Two of the Company's other subsidiaries, Jewel Food Stores, Inc. and Jewel Osco Southwest, Inc. have been identified by the Montana Department of Health and Environmental Services as two of five PRPs for the costs related to the release of hazardous wastes at a Montana site. Jewel Food Stores, Inc. and Jewel Osco Southwest, Inc. have been ordered to investigate and monitor the contamination, along with one other PRP. The Company does not believe that the costs for investigation and remediation will be material; Jewel has also filed suit against other PRPs for contribution to the costs it has incurred and may incur in the future. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial position or results of operations of the Company.

Part II - Other Information


Item 1. Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended January 29, 1994.

         Food 4 Less Litigation. Lucky Stores, Inc. and the Company are defendants in an action filed in the Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC100799, by Food 4 Less Supermarkets, Inc., Food 4 Less of Southern California, Inc., Food 4 Less of California, Inc. and Alpha Beta Company. The action was originally filed in March 1994 and the complaint was amended in July 1994. The amended complaint generally alleges that the defendants have engaged in acts of false and misleading advertising, unfair competition, intentional interference with plaintiffs' prospective economic advantage, and trade libel, on the grounds that Lucky's advertising does not include Food 4 Less in its price comparisons and on the further grounds that its advertising is misleading in several respects. The complaint generally seeks an injunction restraining the defendants from engaging in unfair competition; restoration to plaintiffs of all funds acquired by the acts of unfair competition; damages of not less than $100,000,000 and punitive damages in an amount according to proof on each of two causes of action; costs of suit; and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend the action and assert all available counterclaims. The Company believes the amended complaint to be without merit and believes it is unlikely that the proceeding will result in any material adverse impact on the Company's financial condition or results of operation.

         The Company is also involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

Item 2.  Changes in Securities -- None

Item 3.  Defaults upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- The Annual Meeting of the Company's Shareholders was held on June 21, 1994, at which time the shareholders re-elected five Directors of the Company to serve for a term of three years. Of the 127,592,703 total shares voted, the following number of shares were voted for the nominees for director: Fernando Gumucio - 126,984,111; Leon G. Harmon - 126,969,732; John E. Masline - 126,972,507; L. S. Skaggs -
         126,943,446; and Arthur K. Smith - 126,996,773.  Of the 127,592,703
         total shares voted, the following number of shares were cast to ratify the appointment of Ernst & Young as independent certified public accountants to audit the accounts and records of the Company for the fiscal year ending January 28, 1995: 125,251,485 votes were cast for ratification; 1,857,195 votes were cast against ratification and 484,023 votes abstained. Of the 127,592,703 total shares voted, the following number of shares were cast to amend the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 325 million shares: 121,229,226 votes were cast to amend; 5,379,911 votes were cast against the proposal and 983,566 votes abstained.

Item 5. Other Information -- On September 8, the Company completed the sale of its 33-store Star Market chain of grocery stores to an investment group for $285 million in cash and the assumption of substantially all of Star Market's outstanding liabilities.

Item 6.  Exhibits and Reports on Form 8-K --

         (a)  Exhibits --  (3)a  Certificate of Amendment of Restated
                                 Certificate of Incorporation of American
                                 Stores Company
                           (3)b  Restated By-Laws of American Stores Company

              (11)  Calculations of earnings per share.
              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter -- None

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





                                      American Stores Company
                                    ____________________________
                                           (Registrant)





Dated _________________                   /s/ Teresa Beck
                                     _____________________________
                                             Teresa Beck
                                      Executive Vice President,
                                     Chief Financial Officer and
                                          Assistant Secretary




Dated _________________                /s/ Kathleen E. McDermott
                                     _____________________________
                                         Kathleen E. McDermott
                                        Executive Vice President,
                                 General Counsel and Assistant Secretary





Dated _________________                   /s/ Bradley M. Vierig
                                     _____________________________
                                           Bradley M. Vierig
                                     Vice President and Controller
                                          Financial Accounting
                                      (Chief Accounting Officer)