Form 10-Q
period 1994-10-29
AMERICAN STORES CO /NEW/
filed 1994-12-13
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended     October 29, 1994

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_______  SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to__________

Commission file number               1-5392

AMERICAN STORES COMPANY
             (Exact name of registrant as specified in its charter)


Delaware                                            87-0207226
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

709 East South Temple
Salt Lake City, Utah                                   84102
(Address of principal executive offices)            (Zip Code)

                                  801-539-0112
             (Registrant's telephone number, including area code)

                                     None
(Former name, former address and former fiscal year, if changed since last report)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 26, 1994: Common Stock, Par Value $1.00 - 142,850,274 shares.




Part I. Financial Information

Item 1. Financial Statements

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                             Thirteen Weeks Ended

                                        October 29,    October 30,
                                            1994           1993

Sales                                   $4,431,863     $4,531,715

Cost of merchandise sold, including
  warehousing and transportation
  expenses                               3,248,697      3,336,317

Gross profit                             1,183,166      1,195,398

Operating and administrative expenses    1,062,184      1,058,404

Operating profit                           120,982        136,994

Other income (expense):
  Interest income                            1,982          1,145
  Interest expense                         (39,595)       (46,830)
  Gains on asset sales, other               87,785            699

      Net other income (expense)            50,172        (44,986)

Earnings before income taxes               171,154         92,008

Federal and state income taxes              73,220         46,600

Net earnings                               $97,934        $45,408

Net earnings per share:
  Primary earnings per share (1)             $0.69          $0.32

  Fully diluted earnings per share (1)       $0.66          $0.31

Average shares outstanding (1)             142,810        142,382

Dividends per share (1)                      $0.12          $0.10
______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

(1) Third quarter 1993 has been restated to reflect the March 1994 two-for-one stock split.


                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                          Thirty-Nine Weeks Ended

                                        October 29,   October 30,
                                           1994          1993

Sales                                   $13,708,533  $13,892,877

Cost of merchandise sold, including
  warehousing and transportation
  expenses                               10,073,063   10,271,508

Gross profit                              3,635,470    3,621,369

Operating and administrative expenses     3,212,902    3,212,572

Operating profit                            422,568      408,797

Other income (expense):
  Interest income                             4,359        3,249
  Interest expense                         (129,229)    (143,846)
  Gains on asset sales, other                84,262       29,820
      Net other income (expense)            (40,608)    (110,777)

Earnings before income taxes and extra-
  ordinary item                             381,960      298,020

Federal and state income taxes              167,029      137,604

Earnings before extraordinary item          214,931      160,416

Extraordinary item -- early retire-
  ment of debt, net of tax (1)                    0      (15,000)

Net earnings                               $214,931     $145,416

Earnings per share before extra-
  ordinary item (2)                           $1.51        $1.13

Extraordinary item (2)                            0       ($0.11)

Net earnings per share:
  Primary earnings per share (2)              $1.51        $1.02

  Fully diluted earnings per share (2)        $1.46        $1.00

Average shares outstanding (2)              142,725      142,108

Dividends per share (2)                       $0.36        $0.30
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.
(1) A pre-tax charge of $25 million ($15 million, net of tax) for early retirement of debt, previously reported in "Gains (losses) on asset sales, other" in the first quarter of 1993 has been reclassified as an extraordinary item.
(2) Year-to-date 1993 has been restated to reflect the March 1994 two-for-one stock split.


                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                      October 29,       January 29,
                                         1994               1994

Current Assets:
  Cash and cash equivalents           $   64,608       $   59,580
  Short term investments                 133,045                0
  Inventories                          1,585,786        1,539,610
  Other current assets                   378,990          396,619

    Total current assets               2,162,429        1,995,809

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $1,768,302 on October 29, 1994 and
  $1,694,150 on January 29, 1994       2,651,128        2,704,040

Property under capital leases, less
  accumulated amortization of $113,036
  on October 29, 1994 and $108,394 on
  January 29, 1994                        88,624           97,127

Goodwill                               1,784,454        1,827,334
Other assets                             271,714          303,124
    Assets                            $6,958,349       $6,927,434

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations         $   91,603       $   76,538
  Accounts payable                     1,004,397          958,272
  Accrued payroll and benefits           311,255          303,160
  Current portion of self-insurance
     reserves                            157,035          212,891
  Income taxes payable                    80,435          118,279
  Other current liabilities              403,372          384,959
    Total current liabilities          2,048,097        2,054,099

Long-term debt, less current
    maturities                         1,973,592        2,003,866

Obligations under capital leases, less
  current maturities                      79,617           87,595

Self-insurance reserves, less current
  portion                                454,209          464,451
Deferred income taxes                    301,977          345,760
Other liabilities                        183,788          229,378

Shareholders' equity                   1,917,069        1,742,285
    Liabilities and Shareholders'
    Equity                            $6,958,349       $6,927,434

______________________________________________________________________________
     See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                            (In thousands of dollars)



                                           Thirty-Nine Weeks Ended

                                        October 29,    October 30,
                                           1994  (1)            1993

Cash Flows from Operating Activities:

Net earnings                             $214,931        $145,416

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization         303,110         285,691
    Net (gain) loss on asset sales       (117,118)         13,907
    Deferred income taxes                 (42,084)        (12,645)
    Self-insurance reserves and other    (108,528)        (29,053)

(Increase) decrease in current assets:
  Inventories                             (95,763)        (37,248)
  Other current assets                   (138,394)         20,763

Increase (decrease) in current liabilities:
  Accounts payable                         76,699          22,002
  Accrued payroll and benefits              5,226         (41,226)
  Other current liabilities                (9,326)        (32,864)

Total adjustments                        (126,178)        189,327

Net cash provided by operating
  activities                               88,753         334,743

Cash Flows from Investing Activities:

  Proceeds from disposition of division,
    net of cash                           287,990               0
  Expended for property, plant and
    equipment                            (312,649)       (444,636)
  Proceeds from sale of other assets        4,268          26,120

Net cash used in investing activities    $(20,391)      ($418,516)





(continued on next page)


                             AMERICAN STORES COMPANY
           Consolidated Condensed Statements of Cash Flows (continued)
                                   (unaudited)
                            (In thousands of dollars)


                                                   Thirty-Nine Weeks Ended

                                           October 29, October 30,
                                              1994 (1)    1993

Cash Flows from Financing Activities:

  Proceeds from long-term borrowing          $530,000   $100,000
  Payments of long-term borrowing            (737,278)  (176,357)
  Net increase in borrowing under
    existing credit facilities                192,032    200,994
  Principal payments for obligations under
    capital leases                             (7,941)    (7,548)
  Proceeds from exercise of stock options      11,248      4,739
  Other changes in equity                          (1)       (10)
  Cash dividends                              (51,394)   (42,655)

Net cash (used in) provided by financing
  activities                                  (63,334)    79,163

Net increase (decrease) in cash and cash
  equivalents                                   5,028     (4,610)

Cash and cash equivalents:
  Beginning of year                            59,580     54,048

  End of quarter                             $ 64,608   $ 49,438

Supplementary Information - Statements of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)        $145,238   $147,418
Income taxes, net of refunds                 $241,029   $144,895

Sale of Division:

  Proceeds from the disposition of division,
    net of cash                              $287,990
  Basis in assets disposed of and liabilities
    retained by the Company                  (166,990)
  Gain on disposition                        $121,000

______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.
(1) Cash flow amounts are shown after removing the effect of the sale of Star Market.


                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                October 29, 1994




Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of October 29, 1994 and January 29, 1994 and the results of its operations for the thirteen and thirty-nine weeks ended October 29, 1994 and October 30, 1993 and cash flows for the thirty-nine weeks ended October 29, 1994 and October 30, 1993. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 29, 1994.

Net Earnings Per Share

Primary earnings per share are determined by dividing the year-to-date weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation of primary earnings per share since they have no material dilutive effect on per share figures. Fully diluted earnings per share includes the assumed conversion of subordinated convertible debt and stock options into common stock.

Stock Split
On March 21, 1994, the Board of Directors declared a two-for-one stock split that was paid to shareholders on April 21, 1994 in the form of a stock dividend. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

Disposition of Assets

On September 8, 1994, the Company sold its 33-store Star Market food division of grocery stores to an investment group for $293.0 million and the assumption of substantially all of Star Market's outstanding liabilities. Sales for Star Market amounted to $86.9 million during the third quarter and $497.0 million for the year-to-date through the date of disposition. Operating profit totalled $0.8 million during the third quarter and $12.6 million for the year-to-date through the date of disposition. The sale resulted in a pre-tax gain of approximately $121.0 million or $0.50 per share.


Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




Results of Operations

Total sales for the third quarter of 1994 amounted to $4.4 billion compared to $4.5 billion in 1993. Total sales excluding the sales of Star Market, amounted to $4.3 billion in the third quarters of 1994 and 1993. Total sales for the thirty-nine weeks year-to-date 1994 were approximately $13.7 billion compared to $13.9 billion in the prior year. Total sales year-to-date third quarter excluding Star Market, were $13.2 billion in 1994 compared to $13.3 billion in 1993. The Company operated 1,640 stores at October 29, 1994 compared to 1,712 stores at October 30, 1993 (in each case, including the food and drug sides of 149 and 147 jointly operated Jewel Osco combination stores, respectively, which are counted as two stores). On September 8, 1994, the Company sold its 33-store Star Market food division of grocery stores to an investment group for $293.0 million and the assumption of substantially all of Star Market's outstanding liabilities. The table below presents sales by major operating division:




                             13 Weeks Ended                         39 Weeks Ended
                          Comparable October 29, October 30, Comparable October 29, October 30,
                          Stores       1994        1993      Stores      1994       1993
                          % Change                           % Change
                            <F1>                               <F1>


Sales:
Eastern food operations   1.24%  $1,531,853 $1,522,848       0.77%  $4,701,406  $ 4,763,814
Western food operations   0.10%   1,730,068  1,762,547      -2.06%   5,221,950    5,381,807
Drug store operations     4.67%   1,080,094  1,038,916       4.36%   3,278,700    3,103,611
Other                                 2,938      4,193                   9,487       8,876
  Subtotal                1.53%   4,344,953  4,328,504       0.48%  13,211,543  13,258,108
Disposed of operations<F2>           86,910    203,211                 496,990     634,769
  Total sales                    $4,431,863 $4,531,715             $13,708,533  $13,892,877

<F1>     Comparable store sales include stores opened one year or more, replacement stores and also excludes
   the disposed Star Market food division.

   Like store sales for comparable operations, including stores opened one year or more and excluding
   Star Market, for the 13 weeks ended October 29, 1994 were:
   Eastern food operations        0.84%
   Western food operations       -0.30%
   Drug store operations          4.58%
      Total                       1.28%

   Eastern food operations include Acme Markets and Jewel Food Stores.
   Western food operations include Lucky Northern California Division, Lucky
     Southern California Division, Jewel Osco - New Mexico and the new warehouse format stores.
   Drug store operations include Osco Drug and Sav-on.

<F2>     Sales of Star Market.

Net earnings for the third quarter of 1994 were $97.9 million or $0.69 per share compared to $45.4 million or $0.32 per share for the same period of the prior year. Net earnings for the thirty-nine weeks year-to-date 1994 amounted to $214.9 million or $1.51 per share. The 1994 third quarter results include a non
- -recurring gain on the sale of Star Market of $0.50 per share, charges of $0.13 per share for closed store reserves and $0.10 for reserves for costs related to centralization of administrative functions, including information technology and accounting. The third quarter 1993 net earnings include a cumulative adjustment for the retroactive tax rate increase of $0.04 per share. The 1994 year-to-date results include the previously mentioned gain and charges, plus the impact of expenses related to the on-going consolidation of the information technology data centers and the impact of a voluntary


Part I - Financial Information (continued)


severance program initiated at Acme Markets in the first quarter of 1994, totalling $0.05 per share. Excluding these charges, year-to-date third quarter net earnings were $1.29 per share.

Net earnings for the thirty-nine weeks year-to-date 1993 amounted to $145.4 million or $1.02 per share which includes a net non-recurring pre-tax gain of $45.7 million from the resolution of the "Rule of 80" litigation offset by approximately $13.6 million of miscellaneous one-time charges, amounting to a net of $0.14 per share. The "Rule of 80" litigation concerned the Company's termination of the early retirement feature of an employee retirement plan. See the 1993 Form 10-K for discussion of the litigation. Third quarter year-to-date 1993 net earnings were impacted by $0.04 per share due to the Omnibus Budget Reconciliation Act of 1993 which increased the Company's annual effective income tax rate retroactively to January 1, 1993. Net earnings for the year-to-date third quarter of 1993 were also impacted by charges incurred in the early retirement of debt which was accounted for as an extraordinary item. In connection with the debt restructuring, the Company extinguished $146.0 million of debt and expensed the related costs of prepaying such debt and related derivatives. The restructuring resulted in an extraordinary pre-tax loss of $25 million ($15 million, net of tax) or $0.11 per share.

Gross profit for the third quarters of 1994 and 1993 amounted to $1.2 billion or 26.7% of sales in 1994 and 26.4% of sales in 1993. For the thirty-nine weeks year-to-date, gross profit was approximately $3.6 billion or 26.5% of sales in 1994 compared to $3.6 billion or 26.1% of sales in the prior year. The pre-tax LIFO charge to earnings for the third quarter was $6.0 million in 1994 and $8.0 million in 1993. The pre-tax LIFO charge to earnings for the thirty-nine weeks year-to-date amounted to $26.0 million in 1994 and $30.0 million in 1993.

Total operating profit for the third quarter of 1994 amounted to $121.0 million or 2.7% of sales compared to $137.0 million or 3.0% of sales in the third quarter of 1993. Operating profit for the thirty-nine weeks year-to-date amounted to $422.6 million or 3.1% of sales compared to $408.8 million or 2.9% of sales in the prior year. Third quarter and year-to-date operating profit was negatively impacted by a charge of $23.9 million or $0.10 per share related to centralization costs as explained above. The eastern food operations and drug store operations reported higher operating profit for the third quarter and year
- -to-date periods. The eastern food operations' increase in operating profit was primarily due to effective promotions and reduced operating expenses due to improved warehouse and store labor productivity and decreased workers' compensation and health care claims costs. The drug store operations experienced a 31.4% increase in operating profit for the third quarter compared to the prior year. This increase is the result of improved sales and gross margins due primarily to increased generic prescription sales which generate higher gross margin dollars per prescription. The western food operations were negatively impacted by the closure of 11 northern and southern California Lucky Stores which will be reopened under the new warehouse format. The table which follows presents operating profit by major operating division:




 Part I - Financial Information (continued)


                                     13 Weeks Ended        39 Weeks Ended

                                 Oct. 29,         Oct. 30,  Oct. 29   Oct. 30,
                                   1994             1993      1994      1993

Operating Profit:
  Eastern food operations        $ 60,157         $ 53,106  $179,128  $158,610
  Western food operations          62,340           69,820   183,018   177,932
  Drug store operations            42,842           32,606   149,943   128,994
  LIFO                             (6,000)          (8,000)  (26,000)  (30,000)
  Purchase accounting
    amortization                  (19,677)         (19,776)  (59,194)  (59,459)
  Other                           (19,441)           3,620   (16,960)   12,289
     Subtotal                     120,221          131,376   409,935   388,366
  Disposed of operations              761            5,618    12,633    20,431
     Total operating profit      $120,982         $136,994  $422,568  $408,797

  Eastern food operations include Acme Markets and Jewel Food Stores.
  Western food operations include Lucky Northern California Division, Lucky
    Southern California Division, Jewel Osco - New Mexico and the new warehouse format stores.
  Drug store operations include Osco Drug and Sav-on.
  "Other" includes real estate operations and a third quarter 1994 charge of $23.9 million for centralization costs.

Net other income for the third quarter of 1994 included interest income of $2.0 million, net gain from asset sales and miscellaneous items of $87.8 million, including $121.0 million or $0.50 per share from the sale of Star Market, a charge for reserves for closed facilities of $31.3 million or $0.13 per share and interest expense of $39.6 million. Net other expense for the third quarter of 1993 included interest income of $1.1 million, net gain from asset sales and miscellaneous items of $0.7 million and interest expense of $46.8 million.

Net other expense for the thirty-nine weeks year-to-date in 1994 included interest income of $4.4 million, net gain from asset sales and other miscellaneous items of $84.3 million, including the gain on Star Market and closed facility charges mentioned above and interest expense of $129.2 million. Net other expense for the same period in 1993 included interest income of $3.2 million, net gain from asset sales and other miscellaneous income of $29.8 million and interest expense of $143.8 million. The lower interest expense reported in the current year was primarily due to lower levels of average outstanding debt and lower interest rates. The 1993 net gain of $29.8 million includes $45.7 million from the resolution of the "Rule of 80" litigation offset by approximately $13.6 million of miscellaneous one-time charges.

The third quarter of 1994 earnings before income taxes amounted to $171.2 million or 3.9% of sales compared to $92.0 million or 2.0% of sales in 1993. For the thirty-nine weeks year-to-date 1994, earnings before income taxes and extraordinary item amounted to $382.0 million or 2.8% of sales compared to $298.0 million or 2.1% of sales for the same period of 1993.

The effective income tax rate for the third quarter of 1994 was 42.8% compared to the third quarter of 1993 rate of 50.6%. The year-to-date effective income tax rate was 43.7% compared to 46.2% in 1993. The Omnibus Budget Reconciliation Act of 1993 increased the Company's annual effective federal tax rate retroactively to January 1, 1993. The retroactive portion of the increased tax rates (approximately $0.04 per share) was reflected in the third quarter of 1993. The effective income tax rate for the third quarter and year-to-date 1994 decreased from the corresponding periods in the prior year due to the aforementioned 1993 retroactive adjustment and the leverage effect that higher pre-tax earnings in 1994 have on the relatively fixed goodwill amortization which is not deductible for income tax purposes.

Average shares outstanding for the thirty-nine weeks in 1994 and 1993 were 142.7 million and 142.1 million, respectively.



Part I - Financial Information (continued)


Financial Condition

The Company uses cash provided from operations and, if necessary, borrowing under credit facilities to finance its daily operations. Net cash provided by operations for the thirty-nine weeks ended October 29, 1994 amounted to $88.8 million, compared to $334.7 million in the first thirty-nine weeks of 1993. Working capital amounted to $114.3 million at October 29, 1994 compared to a negative $58.3 million at January 29, 1994. The change in working capital is due to seasonal changes, an increase in short term investments due to the sale of Star Market and a decrease in current self-insurance reserves. Significant changes in the components of working capital are customary and are not indicative of long-term trends.

Net cash used in investing activities amounted to $20.4 million in 1994, compared to $418.5 million in 1993 reflecting lower capital expenditures and the $293 million of proceeds from the sale of Star Market in 1994. Cash capital expenditures for the first thirty-nine weeks of 1994 and 1993 amounted to $312.6 million and $444.6 million, respectively. The Company plans to substantially increase capital expenditures in the fourth quarter of 1994 compared to the spending levels in each of the prior three quarters. Additionally, capital expenditures represented by the net present value of operating leases, amounted to $3.3 million in 1994, compared to $54.2 million for the corresponding period in 1993 which included the acquisition of 55 Reliable drug stores. For the year
- -to-date period of 1994, 21 stores were opened, 76 were closed and 95 stores were remodeled.

Net cash used in financing activities in the first thirty-nine weeks of 1994 was $63.3 million, compared to $79.2 million provided by financing activities in the corresponding 1993 period. This reflects a net decrease in debt in 1994 compared to a net increase in debt in 1993. In the third quarter of 1994, the Company received $293 million in proceeds from the sale of Star Market, $153 million of which was used to pay down debt while the balance of $140 million was invested in short term investments. In the second quarter of 1994, the Company entered into a $1.0 billion revolving credit facility which expires in 1999 which replaced an existing $800 million credit facility which would have expired in 1996. In addition, the Company prepaid a $139 million loan which matured in 1996, retired $100 million of Eurobonds which matured in the second quarter and borrowed $50 million due in 1996. The prepayment of the Company's indebtedness under the previous credit agreement reduced the Company's mandatory debt payments and made more of the Company's cash flow available for working capital and capital expenditures. Cash flow from operations, supplemented by credit available under the Company's existing credit facilities, is expected to be adequate to meet the Company's presently identifiable requirements.

On September 30, 1994 the Company entered into an agreement to sell 45 of its Acme Markets stores located in northern Pennsylvania and New York to the Penn Traffic Company for $75.5 million plus inventory, or an estimated total purchase price of $94 million. The sale is subject to customary closing conditions and necessary regulatory approvals, including the mandatory waiting period under the Hart-Scott-Rodino Act, and is expected to close in January, 1995.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 52.8% at October 29, 1994 and 55.4% at January 29, 1994. The Company anticipates that the current portion of long-term debt will be paid through internally generated funds or through refinancing of existing debt.



Part I - Financial Information (continued)


The Company's ratio of earnings to fixed charges for the thirty-nine week periods ending October 29, 1994 and October 30, 1993 were 2.89 to 1 and 2.25 to 1, respectively. In computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations including the impact of an extraordinary item, plus fixed charges (adjusted for capitalized interest.) Fixed charges consist of interest, whether expensed or capitalized (including the amortization of debt expense), plus the amount of rental expense which is representative of the interest factor in the particular case.
The improvement in the ratio from 1993 to 1994 is primarily due to reduced interest expense resulting from lower average outstanding debt and lower average interest rates, as well as higher pre-tax income from continuing operations in the current year which was positively impacted by the sale of Star Market.

One measure commonly used in the financial community to measure a company's ability to service debt and make interest payments is through a FIFO-EBITDA analysis. The FIFO-EBITDA calculation eliminates non-cash charges to earnings as well as interest expense and taxes. FIFO-EBITDA should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. The Company's earnings before LIFO charge, interest expense, taxes, depreciation and amortization and extraordinary item (FIFO-EBITDA) for the thirty-nine weeks ended October 29, 1994 were $840.3 million compared to $757.6 million for the comparable 1993 period. The 1993 FIFO-EBITDA included $29.8 million in net gains on asset sales, other, compared to a net gain on asset sales, other of $84.3 million in 1994. The 1994 calculation was improved further by higher operating profit. The Company's cash interest payments (net of amounts capitalized) for the thirty-nine weeks in 1994 were 17.3% of FIFO-EBITDA compared to 19.5% of FIFO-EBITDA for the corresponding 1993 period.

Contingencies

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

Part II - Other Information


Item 1.Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended January 29, 1994, and to the section captioned "Item 1. Legal Proceedings" in the Company's quarterly reports on Form 10-Q for the quarters ended April 30 and July 30, 1994.

       The Company is also involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

Item 2.   Changes in Securities -- None

Item 3.   Defaults upon Senior Securities -- None

Item 4.   Submission of Matters to a Vote of Security Holders -- None.

Item 5.Other Information -- On September 30, 1994, the Company entered into an agreement to sell 45 of its Acme Market stores located in northern Pennsylvania and New York to The Penn Traffic Company for $75.5 million plus the estimated value of inventory, or an estimated total purchase price of $94 million. The sale is subject to customary closing conditions and necessary regulatory approvals, including the mandatory waiting period under the Hart-Scott-Rodino Act, and is expected to close in January, 1995.

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





                                American Stores Company
                                  (Registrant)





Dated December 12, 1994                   /s/ Teresa Beck
                                 Teresa Beck
                            Executive Vice President,
                          Chief Financial Officer and
                               Assistant Secretary




Dated December 12, 1994                /s/ Kathleen E. McDermott
                              Kathleen E. McDermott
                            Executive Vice President,
                     General Counsel and Assistant Secretary





Dated December 12, 1994              /s/ Bradley M. Vierig
                                Bradley M. Vierig
                          Vice President and Controller
                              Financial Accounting
                            (Chief Accounting Officer)