Form 10-K
period 1995-01-28
AMERICAN STORES CO /NEW/
filed 1995-04-26
CIK 90811

10
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended January 28, 1995.

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

     Title of each class
              None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No


                             AMERICAN STORES COMPANY

                                    FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1995:
Common Stock, $1 Par Value -- $3,114,981,653.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1995:
Common Stock, $1 Par Value -- 148,385,775.

Documents Incorporated by Reference:

Portions of the registrant's 1994 Annual Report to its shareholders for the fiscal year ended January 28, 1995 (the "Annual Report"), to the extent specifically incorporated herein, are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on June 21, 1995 (the "Proxy Statement"), to the extent specifically incorporated herein, are incorporated by reference into Part III.


                             AMERICAN STORES COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                       Page Number

Item 1 Business......................................................4
Item 2 Properties....................................................7
Item 3 Legal Proceedings.............................................10
Item 4 Submission of Matters to a Vote of Security Holders...........10



                                     PART II

Item 5 Market for the Registrant's Common Equity and
          Related Shareholder Matters................................10
Item 6 Selected Financial Data.......................................10
Item 7 Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................10
Item 8 Financial Statements and Supplementary Data...................10
Item 9 Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................10



                                    PART III

Item 10    Directors and Executive Officers of the Registrant...........11
Item 11    Executive Compensation.......................................14
Item 12    Security Ownership of Certain Beneficial Owners
           and Management...............................................14
Item 13    Certain Relationships and Related Transactions...............14



                                     PART IV

Item 14    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................14

     Signatures.......................................................19


                             AMERICAN STORES COMPANY

                                    FORM 10-K

                                     PART I

Item 1 Business

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

       After each acquisition mentioned above, the Company has reviewed the consolidated group and disposed of selected stores and divisions to reduce debt as well as to focus on growth opportunities available to the remaining entities. Past major dispositions have included the Rea & Derick drug chain, two groups of food stores in Arizona, Kash n' Karry, Buttrey Food and Drug, Alpha Beta Company, 74 Jewel Osco combination stores in Texas, Florida, Oklahoma and Arkansas, 51 Osco drug stores in the intermountain region, the 33-store Star Market food division and 45 Acme Markets stores.

       OPERATIONS
       The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's principal food operations are Lucky Stores Northern California Division and Southern California Division, Super Saver and Jewel Osco - New Mexico (the "western food operations") and Acme Markets and Jewel Food Stores (the "eastern food operations"). American Stores Company's drug stores operate under the Osco Drug and Sav-on names.

       The Company is one of the nation's leading food and drug retailers. American Stores Company operates stand-alone food and drug stores, plus combination food/drug store units. The Company's operations are generally located in major metropolitan markets where they hold leading market positions (generally first or second in overall market share). At year-end 1994, the Company operated 1,597 stores in 26 states including 149 Jewel Osco combination stores which are jointly operated by Osco Drug and Jewel Food Stores and are counted as two separate stores.




     The following is a summary of stores by state and operating company as of January 28, 1995:


           Lucky Stores   Lucky Stores                                  Jewel
            Northern CA   Southern CA    Super  Jewel Osco-     Acme     Food     Osco
State         Division      Division     Saver   New Mexico   Markets   Stores    Drug  Sav-on   Total
Arizona                                                                            64               64
Arkansas                                                                            6                6
California      180            214         11                                             231      636
Delaware                                                         16                                 16
Illinois                                                                 174      219              393
Indiana                                                                    6       65               71
Iowa                                                                       2       19               21
Kansas                                                                             24               24
Kentucky                                                                            1                1
Maine                                                                               1                1
Maryland                                                         12                                 12
Massachusetts                                                                      40               40
Michigan                                                                   5        5               10
Minnesota                                                                           2                2
Missouri                                                                           28               28
Montana                                                                             8                8
Nebraska                                                                           12               12
Nevada                          20                                                  5      19       44
New Hampshire                                                                      15               15
New Jersey                                                       81                                 81
New Mexico                                            11                                            11
North Dakota                                                                        6                6
Pennsylvania                                                     84                                 84
South Dakota                                                                        3                3
Vermont                                                                             1                1
Wisconsin                                                                           7                7
Total Stores    180            234         11         11        193      187      531     250    1,597

       See "Item 2 Properties" for additional information concerning properties of the registrant.

       The Company tailors the merchandising and advertising of its stores to the demographics in each area it serves. The merchandise sold by the Company's retail food and combination food/drug stores includes most food items and non-food items, such as prescription drugs, health and beauty aids and sundry merchandise.

       The combination stores and many of the food stores include specialty departments such as delicatessens, bakeries, seafood departments and pharmacies. The Company operates private label merchandising programs, including such brands as "Lady Lee" at Lucky Stores, "Lancaster" meats and "Acme" groceries at Acme, "Jewel" at Jewel stores and "Osco" at Osco and Sav-on stores. "American Premier" has been introduced as a premium brand in the drug stores while "Value Wise" is now the budget brand across all of American Stores companies. The Company has the exclusive right to sell "President's




       Choice," premium grocery products, in the geographic markets where Acme, Jewel and Lucky operate stores.

       COMPETITION
       In all areas in which the Company operates, the business is highly competitive, with competition from local and national supermarket and drug store chains as well as independent stores. Competition also exists from such retailers as convenience stores, warehouse stores and membership or club stores. Some of the Company's largest competitors in various regions are Dominicks, Long's, Pathmark, Ralphs, Safeway, Thriftway, Thrifty, Vons and Walgreens. Principal competitive factors in the industry include store location, the price and quality of products, breadth of selection, quality of service and store image, including cleanliness and promotions.

       The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's food and drug stores collectively operate in 9 of the 25 largest U.S. metropolitan areas (Source: Bureau of the Census) and hold a leading market position in each. These market areas include: Los Angeles-Long Beach, Chicago, Philadelphia, Boston, Riverside-San Bernardino, San Diego, Orange County, Phoenix and Oakland.

       SEASONALITY
       The Company is subject to effects of seasonality, with food and drug store sales higher in the Company's fourth quarter than other quarters in connection with the holiday season. The Company's drug store sales also tend to be somewhat higher in the fourth quarter in connection with the increase in cold and flu occurrences during this quarter.

       EMPLOYEES
       At year-end 1994, the Company had approximately 118,000 full and part-time employees. Approximately 77% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 120 such agreements, typically having three-year terms, with some recently renewed contracts having terms up to five years. Accordingly, the Company renegotiates a significant number of these agreements every year.





       INCORPORATION BY REFERENCE
       The section entitled "Fiscal Year" in the Notes to Consolidated Financial Statements on page 68, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 58 through 61 and the section entitled "Contingencies" on page 75 of the Annual Report are incorporated herein by reference.

Item 2 Properties

       The Company categorizes its retail stores into the following types: grocery, expanded grocery, combination food/drug, drug stores, warehouse-type stores and other. At year-end 1994, the Company operated 495 grocery stores, 118 expanded grocery stores, 338 combination stores, 626 drug stores, 11 warehouse-type stores and 9 stand-alone pharmacies. The 338 combination stores include 149 Jewel Osco combination stores which are jointly operated by Jewel Food Stores and Osco Drug and are counted as two separate stores.

       Combination stores are stores with 40,000 or more square feet that include a pharmacy department and have an expanded selection of food, drug and general merchandise. Combination stores average approximately 55,200 square feet. Expanded grocery stores are stores in excess of 40,000 square feet that do not meet combination store criteria. Expanded grocery stores average approximately 46,900 square feet. Grocery stores average approximately 28,200 square feet. Stand-alone drug stores average approximately 19,200 square feet. Warehouse-type stores average approximately 43,000 square feet.

       The Company owns approximately 22% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. The Company also owns, or controls through long-term leases, its distribution, warehouse and maintenance support facilities. At year-end 1994, owned property, with a net book value of approximately $126.1 million, collateralized loans secured by real estate of approximately $93.7 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

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

       At year-end 1994, the store counts by various types of stores and total square footage were as follows:

                                                Store Count by Type of Stores

                                     Expanded                       Warehouse-
                             Grocery  Grocery    Combination  Drug     Type     Other  Total
Eastern Food Operations:
   Acme Markets                  164        8       21                                   193
   Jewel Food Stores (1)          24       14      149                                   187
Total Eastern Operations         188       22      170                                   380

Western Food Operations:
   Lucky Stores - North          155       23        2                                   180
   Lucky Stores - South          152       73        9                                   234
   Jewel Osco - New Mexico                           8           3                        11
   Super Saver                   ___      ___      ___         ___      11                11
Total Western Operations         307       96       19           3      11               436

Drug Store Operations:
   Osco Drug (1)                                   149         373                 9     531
   Sav-on ___                    ___      ___                  250     ___               250
Total Drug Operations            ___      ___      149         623                 9     781
   Total                         495      118      338         626      11         9   1,597

   (1) The 338 combination stores include 149 Jewel Osco combination stores which are jointly operated by Jewel Food Stores and Osco Drug and are counted as two separate stores.



                                                          Total Square Feet

                                                 Retail              Distribution, Warehouse
          (In thousands)                       Locations            and Maintenance Facilities
          Eastern Food Operations:
                Acme Markets                     5,827                        2,941
                Jewel Food Stores                6,463                        1,766
          Total Eastern Operations              12,290                        4,707

          Western Food Operations:
                Lucky Stores - North             5,723                        1,655
                Lucky Stores - South             8,565                        3,231
                Jewel Osco - New Mexico            565                            0
                Super Saver                        473                            0
          Total Western Operations              15,326                        4,886

          Drug Store Operations:
                Osco Drug                        9,630                        1,096
                Sav-on                           5,127                          736
          Total Drug Operations                 14,757                        1,832

          Non-retail Operations                      0                          146
          Total 42,373                          11,571

       The Company operated 14 manufacturing or processing facilities at year-end 1994 as follows:

       Type of Facility  Number of Plants and Locations

       Bakery         4-Melrose Park, Illinois; San Leandro, California;
                      Buena Park, California; San Diego, California
       Dairy          4-Sacramento, California; San Leandro, California;
                      Buena Park, California; Escondido, California
       Photo Finishing   3-Braintree, Massachusetts; Elgin, Illinois;
                      Burbank, California
       Ice Cream      1-Buena Park, California
       Fixture Shop   1-Payson, Utah
       Deli Packaging 1-San Leandro, California

       See also Item 1, Business, for Additional Information on Properties of the Registrant.

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 58 through 61 of the Annual Report is incorporated herein by reference.




Item 3 Legal Proceedings

       The section entitled "Legal Proceedings" on page 76 of the Annual Report is incorporated herein by reference.

Item 4 Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 28, 1995.

PART II

Item 5 Market for the Registrant's Common Equity and Related Shareholder
         Matters

       The section entitled "Common Stock Market Prices and Dividends" on the bottom of page 10 of the Annual Report is incorporated herein by reference.

Item 6 Selected Financial Data

       The section entitled "Selected Financial Data" on page 57 of the Annual Report is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 58 through 61 of the Annual Report is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

       The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Auditors and the selected quarterly financial data of the Company presented on pages 62 to 77 of the Annual Report are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.



PART III

Item 10   Directors and Executive Officers of the Registrant

       There is hereby incorporated by reference the information under the captions "Election of Directors", "Information Regarding the Nominees Standing for Election in 1995" and "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1995" in the Proxy Statement.

       In addition to the information regarding Directors and Executive Officers set forth above, the following represents information regarding Executive Officers of the registrant as of March 21, 1995.

Officer             Offices Held                                    Age

David L. Maher      Chief Operating Officer of the registrant        56
                    since March 1995; prior thereto Senior
                    Executive Vice President and Chief Operating
                    Officer-Drug from March 1993; Chairman of the
                    Board and Chief Executive Officer of American
                    Drug Stores, Inc. from September 1990 and
                    President from March 1990.

Kent T. Anderson    Chief Strategy Officer of the registrant since    41
                    March 1995; prior thereto Executive Vice
                    President and General Manager - American Stores
                    Properties, Inc. from March 1993; prior thereto,
                    General Counsel of the registrant from February
                    1987 and Executive Vice President of the registrant from February 1989.

Teresa Beck         Chief Financial Officer of the registrant         40
                    since March 1995; prior thereto, Executive
                    Vice President and Chief Financial Officer from June 1994; prior thereto, Executive Vice
                    President Finance from March 1994; prior thereto, Executive Vice President Administration from March 1992; prior thereto, Senior Vice
                    President Finance and Assistant Treasurer from
                    June 1989. Assistant Secretary of the registrant from June 1989 until March 1995.




Officer             Offices Held                                      Age

William J. Bolton   Chief Operating Officer - Markets of the           48
                    registrant since March 1995; prior thereto, Executive Vice President and General Manager-
                    Jewel Foods from March 1993; prior thereto,
                    President of Jewel Food Stores, Inc. from
                    February 1992; prior thereto, Executive Vice
                    President Marketing of Jewel Food Stores, Inc.
                    from September 1990; prior thereto, Senior
                    Vice President Marketing of Jewel Food Stores,
                    Inc. from prior to January 1990.

James R. Clark      Chief Planning Officer of the registrant since     51
                    March 1995; prior thereto, Senior Vice President
                    Strategy and Change Management from December 1993.
                    Senior Vice President Marketing and Planning,
                    Lucky Stores, Inc. from August 1991 to December
                    1993; Senior Vice President Sales and Merchan-dising, Southern California Division of Lucky
                    Stores, Inc. from August 1989 to August 1991.

Robert P. Hermanns  Chief Operating Officer Procurement & Logistics    51
                    of the registrant since March 1995; prior thereto, Senior Executive Vice President and
                    Chief Operating Officer - Food from April,
                    1994; prior thereto, Executive Vice President and General Manager - Southern Division of
                    Lucky Stores, Inc. from August 1991; prior thereto, Senior Vice President Marketing of the
                    Northern Division of Lucky Stores, Inc. from
                    July 1987.

Stephen L. Mannschreck
                    Chief Human Resources Officer of the registrant    49
                    since March 1995; prior thereto, Executive
                    Vice President Human Resources from June, 1994;
                    prior thereto, Executive Vice President and General Manager - Osco Drug from March 1993;
                    prior thereto, Executive Vice President and Chief Operating Officer of the Osco Division of American Drug Stores, Inc. from September
                    1990; prior thereto, Vice President Operations/ Chicagoland Region Osco Division of American
                    Drug Stores, Inc. from prior to January 1990.




Officer             Offices Held                                     Age

Martin A. Scholtens Chief Operating Officer - Retail of the           52
                    registrant since March 1995; prior thereto, Executive Vice President and General Manager -
                    Lucky Southern California Division from March
                    1994; prior thereto, Executive Vice President and General Manager - Acme from March 1993;
                    prior thereto, President of Acme Markets, Inc.
                    from April 1991; prior thereto, President of the Star Market Division of Jewel Food Stores,
                    Inc. from prior to January 1990.

Kathleen E. McDermott
                    Executive Vice President, General Counsel and     45
                    Assistant Secretary of the registrant since
                    June 1993; partner of the law firm of Collier, Shannon, Rill & Scott from prior to 1990 to
                    June 1993.

Francis J. Raucci   Executive Vice President Chief Labor Counsel      58
                    of the registrant since June 1994.  Senior
                    Vice President and Chief Labor Counsel from
                    December 1993 to June 1994.  Senior Vice
                    President and Assistant General Counsel from
                    April 1989 to December 1993.

Jack Lunt           Senior Vice President of the registrant since     50
                    March 1993; prior thereto, Vice President from April 1989. Assistant General Counsel and
                    Secretary of the registrant since April 1989.

Neal J. Rider       Senior Vice President and Treasurer of the        33
                    registrant since March 1994.  Assistant
                    Secretary of the Registrant since March 1995.
                    Vice President and Controller from September
                    1992 to March 1994; Vice President and Assistant
                    Treasurer from May 1990 to September 1992.

Bradley M. Vierig   Vice President and Controller, Corporate          37
                    Accounting of the registrant since March 1994.
                    Vice President and Assistant Treasurer from
                    August 1992 to March 1994; Vice President
                    Corporate Financial Planning from March 1990 to July 1992.






Item 11   Executive Compensation

       There is hereby incorporated by reference the information under the captions "Directors' Compensation", "Executive Compensation", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value", "Long-Term Incentive Plans-Awards in Last Fiscal Year", "Compensation Committee Interlocks and Insider Participation" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.

Item 12   Security Ownership of Certain Beneficial Owners and Management

       There is hereby incorporated by reference the information under the caption "Beneficial Ownership of Securities" in the Proxy Statement.

Item 13   Certain Relationships and Related Transactions

       There is hereby incorporated by reference the information under the captions "Information Regarding the Nominees Standing for Election in 1995", "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1995", "Compensation Committee Interlocks and Insider Participation" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.


PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) -     Financial Statements

       The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report, are incorporated by reference in Item 8:

       Consolidated Statements of Earnings for the fiscal years 1994, 1993 and 1992;

       Consolidated Balance Sheets for the years ended 1994, 1993 and 1992;

       Consolidated Statements of Cash Flows for the fiscal years 1994, 1993 and 1992;

       Consolidated Statements of Shareholders' Equity for the fiscal years 1994, 1993 and 1992;

       Notes to Consolidated Financial Statements.




Item 14(a)(2) -     Supplementary Data and Financial Statement Schedules

       The supplementary data entitled "Quarterly Results (unaudited)" on page 77 of the Annual Report is incorporated by reference in Item 8.

       In response to Item 14(d), all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14(a)(3) -     Exhibits


In response to Item 14(c), the following exhibits are submitted as a separate section of this report:

3.1  The restated Certificate of Incorporation of American Stores Company, as
     amended, is incorporated herein by reference to the Registrant's Form   8-K
     filed with the Commission on July 1, 1991 and the Form 10-Q filed with the Commission on September 12, 1994.

3.2 The By-Laws of American Stores Company as amended are incorporated by reference to the Registrant's Form 8-K filed with the Commission on March 10, 1995.

4.1 The Rights Agreement dated March 8, 1988 between the Company and First Chicago Trust Company of New York, formerly Morgan Shareholder Services Trust Company, as Rights Agent, and the amendments thereto, are incorporated by reference to the Registrant's Registrant Statement on Form 8-A as filed with the Commission on March 16, 1988, and Amendment Nos. 1, 2 and 3 to such Registration Statement filed on March 28, 1990, July 17, 1991 and May 16, 1994, respectively.

10.1 Credit Agreement dated as of June 28, 1994 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 33-52331) filed with the Commission on November 2, 1994.

10.2 Amended and Restated Retirement Plan for Non-Employee Directors. *

10.3 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 to Form 8 as filed with the Commission on July 12, 1991. *


________________________________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.




10.4 Supplemental Executive Retirement Plan as amended and restated on June 24, 1994. *

10.5 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-32150) filed with the Commission on November 16, 1989. *

10.6 The 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-08801) filed with the Commission on September 22, 1986. *

10.7 The 1975 Employees' Stock Option Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 2-54101) filed with the Commission on July 29, 1975. *

10.8 Consulting Agreement between the Company and Donald B. Holbrook.  *

10.9 Agreement between Jewel Companies, Inc. and Michael T. Miller incorporated herein by reference to Exhibit 10.k to Form 10-K filed with the Commission on April 29, 1993. *

10.10 American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's 1992 Proxy Statement filed with the Commission on May 7, 1992. *

10.11 American Stores Company Board of Directors Stock Purchase Incentive Plan as Amended and Restated. *

10.12 Description of Key Management Annual Incentive Bonus Plan of American Stores Company for fiscal 1995. *

10.13 Description of Key Management Long-Term Performance Incentive Plan (for 1995 through 1997) of American Stores Company. *

10.14 Form of Employment Agreement together with Schedule of eighteen officers who entered into Employment Agreements with Company. *

11.  Calculation of earnings per share.

12.  Computation of ratio of earnings to fixed charges.




13. Exhibit 13 consists of pages 57 to 77 and page 10 of American Stores Company's 1994 Annual Report to Shareholders which are numbered as pages 1 to 26 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 1--pages 15, 3 through 8 and 24 and 25; Item 2--pages 3 through 8; Item 3--page 25; Item 5--page 1;
     Item 6--page 2; Item 7--pages 3 through 8; and Item 8--pages 9 through 26;
     Item 14--pages 10 through 26.

22.  Subsidiaries of the Registrant.

24. Consent of independent auditors with regard to the financial statements of the registrant for the year-ended 1994.

27.  Financial Data Schedule.

     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.


Item 14(b) -   Reports on Form 8-K filed during the last quarter of 1994 -
           None.

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

(Registrant):                American Stores Company


By (Signature and Title):        /s/Kathleen McDermott          April 26, 1995
                                 Kathleen McDermott,
                                 Executive Vice President, General
                                 Counsel and Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/Victor L. Lund                Director, President and        April 26, 1995
Victor L. Lund                   Chief Executive Officer
                                 (Principal Executive Officer)


/s/Teresa Beck                   Chief Financial Officer        April 26, 1995
Teresa Beck                      (Principal Financial Officer)



/s/Bradley M. Vierig             Vice President and             April 26, 1995
Bradley M. Vierig                Controller, Corporate Accounting
                                 (Principal Accounting Officer)



                             AMERICAN STORES COMPANY

                                    FORM 10-K


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/L. S. Skaggs                           Director and          April 26, 1995
L. S. Skaggs                              Chairman of the Board


/s/Henry I. Bryant                        Director              April 26, 1995
Henry I. Bryant


/s/Louis H. Callister                     Director              April 26, 1995
Louis H. Callister


/s/Arden B. Engebretsen                   Director              April 26, 1995
Arden B. Engebretsen


/s/James B. Fisher                        Director              April 26, 1995
James B. Fisher


/s/Fernando R. Gumucio                    Director              April 26, 1995
Fernando R. Gumucio


/s/Leon G. Harmon                         Director              April 26, 1995
Leon G. Harmon


/s/Donald B. Holbrook                     Director              April 26, 1995
Donald B. Holbrook



/s/Victor L. Lund                         Director, President    April 26, 1995
Victor L. Lund                            and Chief Executive
                                          Officer


/s/John E. Masline                        Director               April 26, 1995
John E. Masline


                             AMERICAN STORES COMPANY

                                    FORM 10-K


Signatures (Continued)



/s/Michael T. Miller                                Director     April 26, 1995
Michael T. Miller


/s/L. Tom Perry                                     Director     April 26, 1995
L. Tom Perry


/s/Barbara S. Preiskel                              Director     April 26, 1995
Barbara S. Preiskel


/s/J. L. Scott                                      Director     April 26, 1995
J. L. Scott


/s/Don L. Skaggs                                    Director     April 26, 1995
Don L. Skaggs


/s/Arthur K. Smith                                  Director     April 26, 1995
Arthur K. Smith