Form 10-Q
period 1995-04-29
AMERICAN STORES CO /NEW/
filed 1995-06-13
CIK 90811

9



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended     April 29, 1995

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 26, 1995: Common Stock, Par Value $1.00 - 148,465,419 shares.

Part I. Financial Information

Item 1. Financial Statements

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                                     Thirteen Weeks Ended

                                                 April 29,         April 30,
                                                   1995              1994

Sales                                          $4,362,237        $4,607,652

Cost of merchandise sold, including
   warehousing and transportation expenses      3,201,792         3,387,851

Gross profit                                    1,160,445         1,219,801

Operating expenses                              1,025,869         1,088,045

Operating profit                                 134,576            131,756

Other income (expense):
   Interest expense                             (39,688)           (44,752)
   Other                                            (852)             (584)

      Net other income (expense)                 (40,540)          (45,336)

Earnings before income taxes                       94,036            86,420

Federal and state income taxes                     40,153            38,457

Net earnings                                   $   53,883        $   47,963

Net earnings per share                              $0.37             $0.34

Average shares outstanding                        146,181          142,619

Dividends per share                                 $0.14             $0.12

______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.


                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                                        April 29,
January 28,
                                                          1995
1995
Current Assets:
  Cash and cash equivalents                              $   96,753             $  195,689
  Inventories                                             1,465,124              1,526,770
  Other current assets                                      373,913                409,636

    Total current assets                                  1,935,790              2,132,095

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $1,962,298 on April 29, 1995 and
  $1,904,474 on January 28, 1995                          2,900,347              2,851,128

Goodwill                                                  1,758,013              1,771,121
Other assets                                                313,095                277,222
    Assets                                               $6,907,245             $7,031,566

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                            $  140,317             $  141,214
  Accounts payable                                          866,540                883,329
  Other current liabilities                                 775,817                906,888
    Total current liabilities                             1,782,674              1,931,431

Long-term debt and obligations under capital
  leases, less current maturities                         1,943,666              2,064,077
Other liabilities                                           970,571                985,137

Shareholders' Equity - shares outstanding of
   148,465,419 on April 29, 1995 and
   142,971,062 on January 28, 1995                        2,210,334              2,050,921
     Liabilities and Shareholders' Equity                $6,907,245             $7,031,566


______________________________________________________________________________
     See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                            (In thousands of dollars)

                                                           Thirteen Weeks Ended

                                                           April 29,              April 30,
                                                            1995                    1994

Cash Flows from Operating Activities:
Net earnings                                                $  53,883             $  47,963
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                              98,911                99,607
    Net loss on asset sales                                       412                 1,655
    Changes in operating assets and liabilities             (103,718)             (188,214)
Total adjustments                                             (4,395)              (86,952)
Net cash provided by (used in) operating
  activities                                                   49,488              (38,989)

Cash Flows from Investing Activities:
Expended for property, plant and equipment                  (137,539)              (69,981)
Proceeds from sale of other assets                              4,893                 3,261
Net cash used in investing activities                       (132,646)              (66,720)

Cash Flows from Financing Activities:
Net (decrease) increase in borrowings                       (121,308)               133,408
Issuance of shares related to conversion
   of debt, other                                             126,314                 4,272
Cash dividends                                               (20,784)              (17,123)
Net cash (used in) provided by financing
  activities                                                 (15,778)               120,557
Net (decrease) increase in cash and
  cash equivalents                                           (98,936)                14,848

Cash and cash equivalents:
  Beginning of year                                           195,689                59,580
  End of quarter                                            $  96,753             $  74,428


Supplementary Information - Statements of Cash Flows:
Cash paid during the year for:
Interest (net of amounts capitalized)              $  51,941                      $  55,775
Income taxes, net of refunds                       $  22,486                      $  79,938


                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                 April 29, 1995



Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of April 29, 1995 and January 28, 1995 and the results of its operations and cash flows for the thirteen weeks ended April 29, 1995 and April 30, 1994. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 28, 1995.

Net Earnings Per Share

Earnings per share are determined by dividing the year-to-date weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation of primary earnings per share since they have no material dilutive effect on per share figures.

Disposition of Operations

On September 8, 1994, the Company sold its 33-store Star Market food division with a basis of $167.0 million for $288.0 million and the assumption of substantially all of its outstanding liabilities. On January 19, 1995, the Company sold 45 of its Acme Markets stores with a basis of $48.4 million for $89.6 million.

Acquisition of Stores

On February 15, 1995, the Company acquired the seventeen stores operated by Clark Drugs for $39.0 million. The transaction involved the transfer of $25.0 million of real property plus inventory and other items for fourteen owned properties and three leased properties.

Conversion of Debt

On March 9, 1995, the Company completed the redemption of its $175 million    7-
1/4% Convertible Subordinated Notes due 2001. The Company issued 5.3 million shares of common stock upon the conversion of $120.3 million principal amount of Notes and the balance of approximately $54.7 million principal amount of Notes was redeemed for cash.


Part I - Financial Information (continued)

Long-Term Debt Issuance

On May 15, 1995, the Company issued $200 million of 7.40% debentures due May 15, 2005, at 99.542 percent to yield 7.47%. The net proceeds of the offering were used to refinance a portion of the Company's long-term indebtedness that was repaid or redeemed over the last twelve months. The refinancing of this long-term debt had been temporarily funded through short-term variable-rate borrowings under the Company's principal bank credit agreement.



Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the first quarter of 1995 and 1994 are set forth in the table below. The decrease in total sales is partially attributable to the disposition of the 33-store Star Market food division in the third quarter of 1994, the sale of 45 Acme Markets stores in the fourth quarter of 1994, and a nine-day labor dispute in northern California during the first quarter of 1995. The increase in sales from continuing operations is primarily attributable to increased sales in the drug store operations due to higher pharmacy sales and the acquisition of seventeen Clark Drug stores on February 15, 1995. The drug store operations' increase in sales offset a decline in food store sales due primarily to the impact of a nine
- -day labor dispute in northern California in the first quarter of 1995 and adverse weather in the eastern food operations in the first quarter of 1994.

                                                       13 Weeks Ended
                       Comparable Store            April 29,     April 30,
                           % Change                  1995          1994

Sales:
Eastern food operations     -0.50%                 $1,462,233   $1,480,521
Western food operations     -2.11%                  1,708,312    1,735,527
Drug store operations        6.02%                  1,189,481    1,091,774
Other                                                   2,211        3,493
Continuing operations                               4,362,237    4,311,315
Disposed of operations                                      0      296,337
Total sales                  0.52%                 $4,362,237   $4,607,652

 Eastern food operations include Acme Markets and Jewel Food Stores. Western food operations include Lucky Northern California Division, Lucky
   Southern California Division, Jewel Osco Southwest and Super Saver. Drug store operations include Osco Drug and Sav-on.

Gross profit as a percent of sales increased to 26.6% in the first quarter of 1995, compared to 26.5% in the first quarter of 1994. The eastern food operations experienced an increase in gross profit as a percent to sales resulting from improvements in the mix of products sold and effective promotions. The drug store operations experienced a slight decrease in gross profit percentage due to lower pharmacy gross margins caused by a shift from cash customers to lower-margin third-party customers. The gross profit percentage in the western food operations was negatively impacted primarily by a nine-day labor dispute and losses associated with Super Saver, the Company's new warehouse-type format, which typically generates lower gross profit than traditional food and drug store formats.




Part I - Financial Information (continued)


Operating expense as a percent of sales decreased to 23.5% in the first quarter of 1995, compared to 23.6% in 1994. Operating expense in 1995 included the impact of a nine-day labor dispute in northern California and the costs of the Company's reengineering efforts. These costs were offset by a decrease in operating expenses in the Lucky Southern California Division and the other operations due to effective cost control measures. Operating expenses in 1994 included expenses for the consolidation of computer data centers and a voluntary severance program initiated at Acme totaling $11.2 million or $.05 per share.

Total operating profit for the first quarter of 1995 and 1994 is set forth in the table below. Operating profit was 3.1% of sales in 1995 and 2.9% of sales in 1994. Operating profit from continuing operations increased 8.5% over the prior year reflecting higher operating profits for the Company's eastern food and drug operations in the first quarter of 1995 and the negative impact of costs associated with the consolidation of the Company's information technology data centers and the voluntary severance program at Acme in the first quarter of 1994. The 1995 operating profit in the western food operations was negatively impacted by a nine-day labor dispute in northern California and losses incurred by Super Saver. These decreases were partially offset by an increase in operating profit in the Lucky Southern California Division.

                                           13 Weeks Ended
                                    April 29,            April 30,
                                      1995                 1994

Operating Profit:
Eastern food operations            $ 56,476               $ 50,630
Western food operations              51,999                 60,168
Drug store operations                52,777                 48,042
LIFO                                (9,000)               (10,000)
Purchase accounting amortization   (19,258)               (19,771)
Other                                 1,582                (5,022)
Continuing operations               134,576                124,047
Disposed of operations                    0                  7,709
Total operating profit             $134,576               $131,756

 "Other" includes real estate operations in both 1995 and 1994. "Other" for 1994 also includes costs related to the consolidation of the information technology data centers and the Acme voluntary severance program.

Interest expense decreased in the first quarter of 1995 over the first quarter of 1994 due to a lower average borrowing rate and the redemption of the Company's $175 million 7-1/4% Convertible Subordinated Notes. The Company issued 5.3 million shares of common stock upon the conversion of $120.3 million principal amount of Notes and the balance of approximately $54.7 million principal amount of Notes was redeemed for cash. The redemption, which occurred on March 9, 1995, reduced first quarter interest expense by approximately $1.3 million.

Part I - Financial Information (continued)


The Company's effective income tax rates were 42.7% in the first quarter of 1995 compared to 44.5% in the prior year. The current year effective tax rates are down due to higher earnings in the current year and dispositions of assets in states with higher tax rates in the prior year.

Net earnings per share amounted to $.37 per share in the first quarter of 1995 and $.34 per share in the same quarter of the prior year. The redemption of the 7-1/4% Convertible Subordinated Notes in March 1995 increased the average number of shares outstanding by approximately 3.2 million shares which reduced earnings per share in 1995 as compared to 1994.

Liquidity and Capital Resources

Cash provided by operating activities increased by $88.5 million in the first thirteen weeks of 1995 compared to the same period of 1994. Tax payments were $57.5 million higher in 1994 than the corresponding period of 1995 due to timing of estimated tax payments. The balance of the change is due to changes in the components of working capital and is not indicative of long-term trends.

Cash capital expenditures for the first thirteen weeks of 1995 and 1994 amounted to $137.5 million and $70.0 million, respectively. Total capital expenditures including the net present value of leases amounted to $175.8 million in 1995, compared to $72.2 million in 1994. For the first quarter of 1995, 6 new stores were opened, 4 stores were closed and 28 stores were remodeled. The Company also acquired 17 Clark Drugs stores in California in the first quarter of 1995.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 48.5% at April 29, 1995 and 51.8% at January 28, 1995.

On May 15, 1995, the Company issued $200 million of 7.40% debentures due May 15, 2005, at 99.542 percent to yield 7.47%. The net proceeds of the offering were used to refinance a portion of the Company's long-term indebtedness that was repaid or redeemed over the last twelve months. The refinancing of this long-term debt had been temporarily funded through short-term variable-rate borrowings under the Company's principal bank credit agreement. The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facility, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

Contingencies

The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation and continuing compliance with environmental laws will
Part I - Financial Information (continued)


not have a material adverse effect on the financial condition or operating results of the Company.

The Company, from time to time, has disposed of leased properties and may retain certain contingent lease liabilities, either by contract or law. Although the Company is unaware of any material assertions against it from such dispositions, such claims may arise in the future. If such claims were asserted the expense to the Company would consist of unpaid lease obligations, such as rents, which may be offset by subletting the property, negotiating favorable lease terminations, operating the facilities or applying existing reserves.

Subsequent Event

On June 8, 1995, American Drug Stores, Inc., a subsidiary of the Company, entered into a partnership with Geneva Pharmaceuticals, Inc., an affiliate of Ciba Pharmaceuticals, to manage RX America, a pharmacy benefits management company. The partnership will address issues such as improved access to high-quality, low-cost prescription drugs and improved medical outcomes management and will be operated independently from the Company. The partnership with Geneva is not expected to have a material impact on the earnings or financial condition of the Company in the near future.


Part II - Other Information


Item 1.Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended January 28, 1995.

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

Item 3.   Defaults upon Senior Securities -- None

Item 4.   Submission of Matters to a Vote of Security Holders -- None.

Item 5.   Other Information --  None

Item 6.   Exhibits and Reports on Form 8-K --

       (a) Exhibits --

            1.1 Underwriting Agreement dated May 15, 1995 pertaining to the 7-1/4% Debentures Due 2005.

Part II - Other Information (continued)


            3.1 The Company's Restated Certificate of Incorporation, as amended, is incorporated by reference to Company's Form 8-K filed July 1, 1991, and the Form 10-Q report filed September 12, 1994.
            3.2  The Company's By-Laws are incorporated by reference to the Company's Form 8-K report filed March 10, 1995.
            4.1  Senior Indenture dated May 1, 1995 between the Company and The First National Bank of Chicago as Trustee.
            4.2  Form of 7-1/4% Debentures Due 2005.
           11.1  Calculations of earnings per share.
           27.1  Financial Data Schedule.

       (b)Reports on Form 8-K filed during the quarter -- The Company filed a report on Form 8-K on March 10, 1995 reporting information under Item 5, including the Restated By-laws of the Company as amended February 22, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                American Stores Company
                                  (Registrant)





Dated June 12, 1995                   /s/ Teresa Beck
                                   Teresa Beck
                             Chief Financial Officer
                          (Principal Financial Officer)




Dated June 12, 1995                /s/ Kathleen E. McDermott
                              Kathleen E. McDermott
                   Chief Legal Officer and Assistant Secretary





Dated June 12, 1995                  /s/ Bradley M. Vierig
                                Bradley M. Vierig
                          Vice President and Controller
                              Financial Accounting
                            (Chief Accounting Officer)