Form 10-Q
period 1995-07-29
AMERICAN STORES CO /NEW/
filed 1995-09-11
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended     July, 29, 1995

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 25, 1995: Common Stock, Par Value $1.00 - 147,487,378 shares.

Part I. Financial Information

Item 1. Financial Statements

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)

                                                             Thirteen WeeksEnded

                                                            July 29,               July 30,
                                                              1995                  1994

Sales                                                      $4,494,890           $4,669,018

Cost of merchandise sold, including
   warehousing and transportation expenses                  3,300,899            3,436,515

Gross profit                                                1,193,991            1,232,503

Operating expenses                                          1,028,714            1,062,673

Operating profit                                              165,277              169,830

Other income (expense):
   Interest expense                                           (39,430)             (44,882)
   Other                                                        3,188                 (562)

      Net other income (expense)                              (36,242)             (45,444)

Earnings before income taxes                                  129,035              124,386

Federal and state income taxes                                 55,098               55,352

Net earnings                                               $   73,937           $   69,034

Net earnings per share                                         $0.50                 $0.48

Average shares outstanding                                   148,318               142,745

Dividends per share                                            $0.14                 $0.12

______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.


                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                                             Twenty-Six WeeksEnded

                                                            July 29,              July 30,
                                                              1995                  1994

Sales                                                      $8,857,127           $9,276,670

Cost of merchandise sold, including
   warehousing and transportation expenses                  6,502,691            6,824,366

Gross profit                                                2,354,436            2,452,304

Operating expenses                                          2,054,583            2,150,718

Operating profit                                              299,853              301,586

Other income (expense):
   Interest expense                                           (79,118)             (89,634)
   Other                                                        2,336               (1,146)

      Net other income (expense)                              (76,782)             (90,780)

Earnings before income taxes                                  223,071              210,806

Federal and state income taxes                                 95,251               93,809

Net earnings                                               $  127,820           $  116,997

Net earnings per share                                         $0.87                 $0.82

Average shares outstanding                                    147,249             142,682

Dividends per share                                            $0.28                 $0.24

______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.



                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                                          July 29,               January 28,
                                                            1995                    1995

Current Assets:
  Cash and cash equivalents                              $   54,642             $  195,689
  Inventories                                             1,434,571              1,526,770
  Other current assets                                      413,875                409,636

    Total current assets                                  1,903,088              2,132,095

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $1,998,279 on July 29, 1995 and
  $1,904,474 on January 28, 1995                          2,971,119              2,851,128

Goodwill                                                  1,744,906              1,771,121
Other assets                                                290,808                277,222
    Assets                                               $6,909,921             $7,031,566

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                            $   66,036             $  141,214
  Accounts payable                                          813,579                883,329
  Other current liabilities                                 832,465                906,888
    Total current liabilities                             1,712,080              1,931,431

Long-term debt and obligations under capital
  leases, less current maturities                         2,042,082              2,064,077
Other liabilities                                           922,077                985,137

Shareholders' Equity - shares outstanding of
   147,533,378 on July 29, 1995 and
   142,971,062 on January 28, 1995                        2,233,682              2,050,921
     Liabilities and Shareholders' Equity                $6,909,921             $7,031,566


______________________________________________________________________________
     See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                            (In thousands of dollars)

                                                              Twenty-Six Weeks Ended

                                                             July 29,               July 30,
                                                               1995                   1994

Cash Flows from Operating Activities:
Net earnings                                                $ 127,820             $ 116,997
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             200,119               199,354
    Net (gain) loss on asset sales                             (2,006)                3,068
    Changes in operating assets and liabilities              (138,074)             (121,932)
Total adjustments                                              60,039                80,490
Net cash provided by operating activities                     187,859               197,487

Cash Flows from Investing Activities:
Expended for property, plant and equipment                   (315,309)             (183,827)
Proceeds from sale of other assets                             28,635                11,735
Net cash (used in) investing activities                      (286,674)             (172,092)

Cash Flows from Financing Activities:
Net (decrease) increase in borrowings                         (97,173)                8,706
Issuance of shares related to conversion
   of debt                                                    120,311                     0
Other changes in equity                                        11,076                10,120
Repurchase of common stock                                    (34,874)                    0
Cash dividends                                                (41,572)              (34,254)
Net cash (used in) financing activities                       (42,232)              (15,428)
Net (decrease) increase in cash and
  cash equivalents                                           (141,047)                9,967

Cash and cash equivalents:
  Beginning of year                                           195,689                59,580
  End of quarter                                            $  54,642             $  69,547


Supplementary Information - Statements of Cash Flows:
Cash paid during the year for:
Interest (net of amounts capitalized)                       $  81,492              $  89,867
Income taxes, net of refunds                                $  91,839              $ 164,397



                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                  July 29, 1995



Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of July 29, 1995 and January 28, 1995 and the results of its operations for the thirteen weeks ended July 29, 1995 and July 30, 1994 and results of operations and cash flows for the twenty-six weeks ended July 29, 1995 and July 30, 1994. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 28, 1995.

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

Repurchase of Common Stock

The Company repurchased 1.3 million shares of its common stock during the quarter ended July 29, 1995 in accordance with its existing stock repurchase program. The stock was repurchased at an average market price of $28.44 per share. As of July 29, 1995 there remained an additional 2.7 million shares authorized for repurchase under the program.



Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the second quarter and first twenty-six weeks of 1995 and 1994 are set forth in the table below. The decrease in second quarter and year-to-date 1995 total sales from the prior year is primarily attributable to the disposition of the 33-store Star Market food division in the third quarter of 1994 and the sale of 45 Acme Markets stores (the disposed of operations) in the fourth quarter of 1994. The increase in second quarter sales from continuing operations in 1995 is primarily a result of increases in drug store operations due to higher pharmacy sales, effective promotions, and the acquisition of seventeen Clark Drug stores on February 15, 1995. Year-to-date sales from continuing operations reflect drug store operations' increase in sales partially offset by a decline in sales in the western food store operations due primarily to the impact of a nine-day labor dispute in northern California in the first quarter of 1995.

                                           13 Weeks Ended                                  26 Weeks Ended
                           Comparable Store    July 29,         July 30,          Comparable Store   July 29,     July 30,
                               % Change          1995             1994                % Change         1995         1994
Sales:
Eastern food operations          0.23%          $1,513,302     $1,505,637          -0.13%         $2,975,535    $2,986,158
Western food operations          0.25%           1,767,281      1,756,355          -0.92%          3,475,593     3,491,882
Drug store operations            5.46%           1,211,480      1,106,832           5.74%          2,400,961     2,198,606
Other                                                2,827          3,056                              5,038         6,549
Continuing operations                            4,494,890      4,371,880                          8,857,127     8,683,195
Disposed of operations                                   0        297,138                                  0       593,475
Total sales                      1.57%         $4,494,890      $4,669,018           1.05%         $8,857,127    $9,276,670

 Eastern food operations include Acme Markets and Jewel Food Stores.
 Western food operations include Lucky Northern California Division, Lucky
 Southern      California Division, Jewel Osco Southwest and Super Saver.
 Drug store operations include Osco Drug and Sav-on.
 Comparable store sales include stores open one year or more and replacement stores.

Gross profit as a percent of sales increased to 26.6% in the second quarter and first twenty-six weeks of 1995, compared to 26.4% in the same periods of 1994. Gross profit for the second quarter and twenty-six weeks year-to-date increased as a percent of sales over the prior year primarily as a result of the disposed of operations which netted lower gross margins in the prior year. This improvement was partially offset by the drug store operations decrease in gross profit percentage due to lower pharmacy gross margins caused by a shift from cash customers to lower-margin third-party customers and Super Saver, the Company's warehouse format, which typically generates lower gross profit than traditional food and drug store formats. In addition, the year-to-date gross profit as a percent to sales was impacted by a nine-day labor dispute in the Western food operations in the first quarter of 1995.

Part I - Financial Information (continued)


Operating expense as a percent of sales increased to 22.9% in the second quarter of 1995, compared to 22.8% in 1994. Operating expense as a percent of sales for the first twenty-six weeks of 1995 remained flat compared to 1994 at 23.2%. Second quarter and year-to-date operating expense as a percent of sales decreased at all three operating regions due mainly to reduced costs including self-insurance and health care costs and other effective cost control measures. This decrease in operating costs was offset by the lower operating expenses of the disposed of operations in the prior year and the cost of the Company's reengineering efforts in the current year.

Total operating profit for the second quarter and first twenty-six weeks of 1995 and 1994 is set forth in the table below. Operating profit was 3.7% of sales in the second quarter of 1995 and 3.6% of sales in the second quarter of 1994. Second quarter operating profit from continuing operations increased 2.1% over the prior year reflecting higher operating profits for the Company's food and drug operations. Operating profit for the first twenty-six weeks of 1995 was 3.4% of sales compared to 3.3% of sales for the same period 1994. The 1995 year -to-date operating profit in the western food operations was negatively impacted by a nine-day labor dispute in northern California and losses incurred by Super Saver. These decreases were partially offset by an increase in operating profit in the Lucky Southern California Division.

                                         13 Weeks Ended                   26 Weeks Ended
                                    July 29,       July 30,        July 29,         July 30,
                                      1995           1994            1995             1994
Operating Profit:
Eastern food operations              $ 66,473        $ 64,621        $122,949      $115,251
Western food operations                64,335          60,510         116,334       120,678
Drug store operations                  61,402          59,059         114,179       107,101
LIFO                                  (9,000)        (10,000)        (18,000)      (20,000)
Purchase accounting amortization     (19,227)        (19,746)        (38,485)      (39,517)
Other                                   1,294           7,503           2,876         2,481
Continuing operations                 165,277         161,947         299,853       285,994
Disposed of operations                      0           7,883               0        15,592
Total operating profit               $165,277        $169,830        $299,853      $301,586

 "Other" includes real estate operations in both 1995 and 1994.
 "Other" for 1994 also includes costs related to the consolidation of the information technology data centers and the Acme voluntary severance program.

Interest expense decreased in the second quarter and first twenty-six weeks of 1995 over the same periods in 1994 due to a lower average borrowing rate and the continued reduction of long term debt. Long term debt was reduced using proceeds from the disposed of operations and the shares issued upon conversion of the Company's $175 million 7-1/4% Convertible Subordinated Notes.



Part I - Financial Information (continued)


The Company's effective income tax rates were 42.7% in 1995 compared to 44.5% in the prior year. The current year effective tax rates are down due to higher earnings in the current year and dispositions of assets in states with higher tax rates in the prior year.

Net earnings per share amounted to $0.50 per share in the second quarter of 1995 compared to $0.48 per share in the same quarter of the prior year and $0.87 per share in the first twenty-six weeks of 1995 compared to $0.82 per share for the same period of 1994.

The Company recorded a charge to operating expenses of $23.9 million in 1994 for centralization of information technology, accounting, real estate and construction functions. This charge included $5.6 million related to termination benefits of which $2.3 million has been paid in the twenty-six week period ended July 29, 1995 and $3.9 million has been paid to date over the course of the restructuring. It is estimated by the Company that 570 people will be terminated over the course of the restructuring and 413 people have been terminated to date. There have been no adjustments or revisions to the original charge.


Liquidity and Capital Resources

Cash provided by operating activities decreased by $9.6 million in the first twenty-six weeks of 1995 compared to the same period of 1994. The decrease is due to changes in the components of working capital and is not indicative of long-term trends. Cash and cash equivalents at the beginning of 1995 were higher than the beginning of 1994 due to proceeds held in short-term investments from the sale of disposed of operations.

Cash capital expenditures for the first twenty-six weeks of 1995 and 1994 amounted to $315.3 million and $183.8 million, respectively. Total capital expenditures including the net present value of leases amounted to $353.6 million in 1995, compared to $189.7 million in 1994. For the first half of 1995, 14 new stores were opened, 15 stores were closed and 88 stores were remodeled. The Company also acquired 17 Clark Drugs stores in California in the first quarter of 1995.

On March 9, 1995, the Company completed the redemption of its $175 million 7-1/4% Convertible Subordinated Notes due 2001. The Company issued 5.3 million shares of common stock upon the conversion of $120.3 million principal amount of Notes and the balance of approximately $54.7 million principal amount of Notes was redeemed for cash.

On May 15, 1995, the Company issued $200 million of 7.40% debentures due May 15, 2005, at 99.542 percent to yield 7.47%. The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facility, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

During the second quarter, the Company repurchased 1.3 million shares of its common stock at an average market price of $28.44 under its existing stock repurchase program.

Part I - Financial Information (continued)


The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 48.6% at July 29, 1995 and 51.8% at January 28, 1995.


Contingencies

The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation and continuing compliance with environmental laws will not have a material adverse effect on the financial condition or operating results of the Company.

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

Item 2.   Changes in Securities -- None

Item 3.   Defaults upon Senior Securities -- None

Part II - Other Information (continued)


Item 4.Submission of Matters to a Vote of Security Holders -- The Annual Meeting of the Company's Shareholders was held June 21, 1995 at which time the shareholders voted on the following matters:

       Of the 129,407,370 total shares voted, the following number of shares were cast to amend the Restated Certificate of Incorporation to provide for the annual election of Directors: 124,761,055 votes to amend, 4,007,276 votes against amendment, 639,039 votes abstained and 5,123,567 shares were "broker non-votes". Of the 134,530,937 total shares voted, the following number of shares were voted for the nominees for director:
       Arden B. Engebretsen 133,813,158, Donald B. Holbrook 132,580,694, James
       B. Fisher 133,814,155, Victor L. Lund 133,455,248, L. Tom Perry 133,648,517, J.L. Scott 132,689,816. Of the 134,530,937 total shares voted, the following number of shares were cast to approve the American Stores Company 1995 Employee Stock Purchase Plan: 128,804,126 votes cast in favor of the proposal, 5,215,382 votes cast against the proposal, and 511,429 votes abstained. Of the 134,530,937 total shares voted, the following number of shares were cast to ratify the appointment of Ernst & Young as the independent certified public accountants to audit the accounts and records of the Company for the fiscal year ending February 3, 1996: 134,017,874 votes ratified the appointment, 231,376 votes were cast against the ratification, and 281,687 votes abstained.

Item 5.Other Information -- On July 10, 1995, Standard & Poor's raised its rating on the Company's Senior debt to BBB+ from BBB and affirmed its A-2 rating on the Company's commercial paper.

Item 6.   Exhibits and Reports on Form 8-K --

       (a) Exhibits --

            3.2  The Company's Restated By-Laws.
           11.1  Calculations of earnings per share.
           27.1  Financial Data Schedule.

           (b)  Reports on Form 8-K filed during the quarter -- None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                American Stores Company
                                  (Registrant)





Dated   9/12/95                   /s/ Teresa Beck
                                    Teresa Beck
                              Chief Financial Officer
                           (Principal Financial Officer)




Dated   9/12/95             /s/ Kathleen E. McDermott
                               Kathleen E. McDermott
                    Chief Legal Officer and Assistant Secretary





Dated   9/12/95               /s/ Bradley M. Vierig
                                 Bradley M. Vierig
                          Senior Vice President and Controller
                             (Chief Accounting Officer)