Form 10-Q
period 1995-10-28
AMERICAN STORES CO /NEW/
filed 1995-12-11
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended     October 28, 1995

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 25, 1995: Common Stock, Par Value $1.00 - 146,368,067 shares.

Part I. Financial Information

Item 1. Financial Statements

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                                    Thirteen Weeks Ended

                                                October 28,       October 29,
                                                   1995              1994

Sales                                          $4,361,183        $4,431,863

Cost of merchandise sold, including
   warehousing and transportation expenses      3,179,249         3,248,697

Gross profit                                    1,181,934         1,183,166

Operating expenses                              1,027,302         1,062,184

Operating profit                                  154,632           120,982

Other income (expense):
   Interest expense                               (38,362)          (39,595)
   Gain on asset sales, other                       1,435            89,767

      Net other income (expense)                  (36,927)           50,172

Earnings before income taxes                      117,705           171,154

Federal and state income taxes                     50,260            73,220

Net earnings                                   $   67,445        $   97,934

Net earnings per share:
   Primary                                          $0.46             $0.69

   Fully diluted                                    $0.46             $0.66

Average shares outstanding                        147,002           142,810

Dividends per share                                 $0.14             $0.12


See accompanying notes to consolidated condensed financial statements.


                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                                    Thirty-Nine Weeks Ended

                                                October 28,       October 29,
                                                   1995              1994

Sales                                         $13,218,310       $13,708,533

Cost of merchandise sold, including
   warehousing and transportation expenses      9,681,940        10,073,063

Gross profit                                    3,536,370         3,635,470

Operating expenses                              3,081,885         3,212,902

Operating profit                                  454,485           422,568

Other income (expense):
   Interest expense                              (117,480)         (129,229)
   Gain on asset sales, other                       3,771            88,621

      Net other income (expense)                 (113,709)          (40,608)

Earnings before income taxes                      340,776           381,960

Federal and state income taxes                    145,511           167,029

Net earnings                                  $   195,265       $   214,931

Net earnings per share:
   Pimary                                           $1.33             $1.51

   Fully diluted                                    $1.33             $1.46

Average shares outstanding                        147,142           142,725

Dividends per share                                 $0.42             $0.36



See accompanying notes to consolidated condensed financial statements.



                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                              October 28,         January 28,
                                                  1995                1995
Current Assets:
  Cash and cash equivalents                   $    3,091         $  195,689
  Inventories                                  1,645,346          1,526,770
  Other current assets                           411,393            409,636

    Total current assets                       2,059,830          2,132,095

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,093,584 on October 28, 1995 and
  $1,904,474 on January 28, 1995               3,081,814          2,851,128

Goodwill                                       1,732,449          1,771,121
Other assets                                     300,480            277,222
    Assets                                    $7,174,573         $7,031,566

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                 $  116,231         $  141,214
  Accounts payable                               985,276            883,329
  Other current liabilities                      849,949            906,888
    Total current liabilities                  1,951,456          1,931,431

Long-term debt and obligations under capital
  leases, less current maturities              2,074,174          2,064,077
Other liabilities                                902,212            985,137

Shareholders' Equity - shares outstanding of
   146,366,109 on October 28, 1995 and
   142,971,062 on January 28, 1995             2,246,731          2,050,921
     Liabilities and Shareholders' Equity     $7,174,573         $7,031,566


     See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                            (In thousands of dollars)

                                                     Thirty-Nine Weeks Ended
                                                October 28,        October 29,
                                                   1995               1994
Cash Flows from Operating Activities:
Net earnings                                    $ 195,265          $ 214,931
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                 302,305            303,110
    Net (gain) on asset sales                      (1,869)          (117,118)
    Changes in operating assets and liabilities  (193,708)          (312,170)
Total adjustments                                 106,728           (126,178)
Net cash provided by operating activities         301,993             88,753

Cash Flows from Investing Activities:
Expended for property, plant and equipment       (519,302)          (312,649)
Proceeds from disposition of division,
   net of cash                                          0            287,990
Proceeds from sale of other assets                 39,052              4,268
Net cash (used in) investing activitie s         (480,250)           (20,391)

Cash Flows from Financing Activities:
Proceeds from long-term borrowing                 275,000            530,000
Payment of long-term borrowing                   (138,120)          (737,278)
Net (decrease) increase in existing credit
   facilities                                     (31,455)           184,091
Other changes in equity                            12,768             11,247
Repurchase of common stock                        (70,420)                 0
Cash dividends                                    (62,114)           (51,394)
Net cash (used in) financing activities           (14,341)           (63,334)

Net (decrease) increase in cash and
  cash equivalents                               (192,598)             5,028
Cash and cash equivalents:
  Beginning of year                                95,689             59,580
  End of quarter                                $   3,091          $  64,608

Supplementary information - Statement of Cash Flows:
Cash paid during the year for:
Interest (net of amounts capitalized)           $ 129,739          $ 145,238
Income taxes, net of refunds                    $ 117,893          $ 241,029

Sale of division:
Proceeds from the disposition, net of cash      $       0          $ 287,990
Basis in assets disposed of and liabilities
   retained by the Company                              0           (166,990)
Gain on disposition                             $       0          $ 121,000

Noncash investing and financing activities:
Conversion of convertible notes to equity       $ 120,311          $       0


                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                October 28, 1995



Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of October 28, 1995 and January 28, 1995 and the results of its operations for the thirteen weeks ended October 28, 1995 and October 29, 1994 and results of operations and cash flows for the thirty-nine weeks ended October 28, 1995 and October 29, 1994. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 28, 1995.

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

Acquisition of Stores

On February 15, 1995, the Company acquired seventeen stores operated by Clark Drugs for $39.0 million. The transaction involved the transfer of $25.0 million of real property plus inventory and other items for fourteen owned properties and three leased properties.

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


Part I - Financial Information (continued)

Long-Term Debt Issuance

On May 15, 1995, the Company issued $200 million of 7.40% debentures due May 15, 2005, at 99.542 percent to yield 7.47%. The net proceeds of the offering were used to refinance a portion of the Company's long-term indebtedness that was repaid or redeemed over the last twelve months. The refinancing of this long-term debt had been temporarily funded through short-term, variable-rate borrowings under the Company's principal bank credit agreement.

On August 7, 1995, the Company entered into a $75 million, 6.6%, note payable due August 8, 2000. The proceeds from the note were used to pay off an existing $75 million, 8.9%, note due August 7, 1995.

Repurchase of Common Stock

The Company repurchased 1.1 million shares of its common stock during the quarter ended October 28, 1995 at an average price of $29.62 per share, and
2.4 million shares year-to-date, at an average price of $29.03 per share in accordance with its existing stock repurchase program. As of October 28, 1995 there remained an additional 1.6 million shares authorized for repurchase under the program.

Joint Venture

On June 1, 1995, the Company entered into a joint venture agreement with Geneva Pharmaceuticals, Inc. (Geneva) designed to provide cost effective generic pharmaceutical solutions.

The agreement took effect September 30, 1995 whereby the Company contributed the assets and liabilities of its pharmacy benefits management and mail order pharmacy business in exchange for a 50% share of the venture. Geneva contributed a note receivable for the remaining 50% ownership of the venture.

New Accounting Standard

In October 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under this standard, the FASB encourages companies to recognize compensation cost for all stock based compensation arrangements at the date of grant using a fair value based method of accounting but will allow companies to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value based method of accounting. However, if APB Opinion No. 25 is selected, FASB requires the company to disclose the pro forma effects on income and earnings per share that otherwise would have occurred had the new expense recognition provisions been adopted. The Company has elected to measure compensation costs for its plans using the intrinsic value method, APB Opinion No. 25, and provide the required footnote disclosures. The Standard becomes effective for calendar 1996 financial statements.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the third quarter and first thirty-nine weeks of 1995 and 1994 are presented in the table below. The decrease in third quarter and year-to-date 1995 total sales from the prior year is primarily attributable to the disposition of the 33-store Star Market food division in the third quarter of 1994, and the disposition of 45 Acme Markets stores in the fourth quarter of 1994 (the disposed of operations). The increase in third quarter and year-to-date 1995 sales from continuing operations is primarily a result of increases in Drug store operations due to higher pharmacy sales and the acquisition of seventeen Clark Drug stores on February 15, 1995. Third quarter sales from continuing operations for Drug store and Eastern food operations also benefited from the effective use of joint (Jewel/Osco combination) advertising and promotional campaigns. Comparable sales increased during the third quarter and year-to-date due to increased Drug store sales, offset by decreased comparable sales due to competitive activity and the impact of a nine-day labor dispute in the first quarter of 1995 in the Western food operations.

                                     13 Weeks Ended                           39 Weeks Ended
                       Comparable Store  October 28, October 29,  Comparable Store  October 28, October 29,
                           % Change        1995        1994            % Change         1995      1994
Sales:
Eastern food operations    0.54%       $1,460,938   $1,445,967         0.09%      $ 4,436,473 $ 4,432,125
Western food operations   -1.43%        1,746,334    1,730,068        -1.09%        5,221,927   5,221,950
Drug store operations      4.52%        1,150,858    1,080,094         5.07%        3,551,819   3,278,700
Other                                       3,053        2,938                          8,091       9,487
Continuing operations                   4,361,183    4,259,067                     13,218,310  12,942,262
Disposed of operations                          0      172,796                              0     766,271
Total sales                0.74%       $4,361,183   $4,431,863         0.87%      $13,218,310 $13,708,533

 Eastern food operations include Acme Markets and Jewel Food Stores.
 Western food operations include Lucky Northern California Division, Lucky Southern California Division, Jewel Osco Southwest and Super Saver.
 Drug store operations include Osco Drug and Sav-on.
 Comparable store sales include stores open one year or more and replacement stores.

Gross profit as a percent of sales increased to 27.1% in the third quarter and 26.8% in the first thirty-nine weeks of 1995, compared to 26.7% and 26.5% in the same periods of 1994, respectively, as a result of higher gross margins on promotional items in the Eastern and Western food operations, and the disposed of operations which netted lower gross margins in the prior year, partially offset by the Drug store operations decrease in pharmacy gross margins caused by a shift from cash customers to lower-margin third-party customers.
Additionally, year-to-date margins as a percent of sales were impacted by the nine-day labor dispute in the Western food operations in the first quarter of 1995.

Part I - Financial Information (continued)


Operating expense as a percent of sales decreased to 23.6% in the third quarter of 1995, compared to 24.0% in 1994. Operating expense as a percent of sales for the first thirty-nine weeks of 1995 decreased slightly to 23.3% compared to 23.4% in 1994. Western food operations benefited in the third quarter and year-to-date 1995 from the renegotiation of a labor contract with the United Food and Commercial Workers International. The new contract will expire in October 1999, and replaces a contract that was scheduled to expire in October 1996. As a result of the early termination of the contract, certain health and welfare savings, which were being recognized over the life of the contract, were immediately recognized in the current quarter. Drug store operating expenses as a percentage of sales decreased in the third quarter and year-to-date 1995 from the same periods of 1994 primarily due to better cost control and improved sales. The decreases in Western food and Drug store operating expenses as a percentage of sales were offset by increased expenses related to capital expenditures in the Eastern food operations for new stores, remodeling of existing stores and the implementation of a new warehouse system.

Total operating profit for the third quarter and first thirty-nine weeks of 1995 and 1994 is presented in the table below. Operating profit was 3.6% of sales in the third quarter of 1995 and 2.7% of sales in the third quarter of 1994. Operating profit for the first thirty-nine weeks of 1995 was 3.4% of sales compared to 3.1% of sales for the same period 1994. Third quarter and year-to-date 1995 operating profit from continuing operations increased 30.0% and 12.2% respectively over the prior year reflecting lower health and welfare costs in 1995 associated with recent renegotiations of a labor contract and one-time centralization costs which reduced the 1994 third quarter operating profit by $23.9 million or $0.10 per share.


                                          13 Weeks Ended                 39 Weeks Ended
                                    October 28,     October 29,     October 28, October 29,
                                      1995            1994            1995          1994
Operating Profit:
Eastern food operations              $ 56,630        $ 58,864        $179,579      $174,115
Western food operations                78,589          62,340         194,923       183,018
Drug store operations                  43,595          42,842         157,774       149,943
LIFO                                  (6,000)         (6,000)        (24,000)      (26,000)
Purchase accounting amortization     (19,400)        (19,677)        (57,885)      (59,194)
Other                                   1,218        (19,441)           4,094      (16,960)
Continuing operations                 154,632         118,928         454,485       404,922
Disposed of operations                      0           2,054               0        17,646
Total operating profit               $154,632        $120,982        $454,485      $422,568


 "Other" includes real estate operations in both 1995 and 1994.
 "Other" for 1994 also includes a third quarter 1994 charge of $23.9 million for centralization costs.



Part I - Financial Information (continued)


Interest expense decreased in the third quarter and first thirty-nine weeks of 1995 over the same periods in 1994 due to a lower average borrowing rate and lower average outstanding debt.

The Company's effective income tax rates were 42.7% in 1995 compared to 43.7% in the prior year. The current year effective tax rates are down due to the higher current year earnings and dispositions of assets in states with higher tax rates in the prior year.

Net earnings per share amounted to $0.46 per share, primary and fully diluted, in the third quarter of 1995 compared to $0.69 per share, primary and $0.66 per share, fully diluted, in the same quarter of the prior year. Net earnings per share amounted to $1.33 per share, primary and fully diluted, in the first thirty-nine weeks of 1995 compared to $1.51 per share, primary, and $1.46 per share, fully diluted, for the same period of 1994.

Liquidity and Capital Resources

Cash provided by operating activities increased to $302.0 million from $88.8 million in the first thirty-nine weeks of 1995 compared to the same period of 1994. The increase in operating cash flows over the prior year is mainly due to the $140 million purchase of short-term investments in the third quarter 1994 with proceeds from the Star sale. Other changes in operating assets and liabilities are due to immaterial changes in the components of working capital and are not indicative of long-term trends. Cash and cash equivalents at the beginning of 1995 were higher than the beginning of 1994 due to proceeds held in short-term investments from the sale of disposed of operations.

Cash capital expenditures for the first thirty-nine weeks of 1995 and 1994 amounted to $519.3 million and $312.6 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $557.6 million in 1995, compared to $315.9 million in 1994. During the first three quarters of 1995, 33 new stores were opened, 22 stores were closed and 151 stores were remodeled. The Company also acquired 17 Clark Drugs stores in California in the first quarter of 1995. Capital expenditures are expected to total approximately $750 million by year-end 1995 and are expected to be higher in fiscal 1996.

On March 9, 1995, the Company completed the redemption of its $175 million 7-1/4% Convertible Subordinated Notes due 2001. The Company issued 5.3 million shares of common stock upon the conversion of $120.3 million principal amount of Notes and the balance of approximately $54.7 million principal amount of Notes was redeemed for cash.

On May 15, 1995, the Company issued $200 million of 7.40% debentures due May 15, 2005, at 99.542 percent to yield 7.47%. On August 7, 1995, the Company entered into a $75 million, 6.6%, note payable due August 8, 2000. The proceeds from the note were used to pay off an existing $75 million, 8.9%, note due August 7, 1995. Proceeds from the sale of 45 Acme Markets in the

Part I - Financial Information (continued)


fourth quarter 1995 were used to pay down outstanding debt in the first quarter of 1995. The net increase in debt of $105.4 million in 1995 is compared to a net decrease in debt of $23.2 million in 1994. The 1994 decrease is due to a $153 million paydown of debt with proceeds received from the sale of Star Markets.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 49.4% at October 28, 1995 and 51.8% at January 28, 1995.

During the first thirty-nine weeks of 1995, the Company repurchased 2.4 million shares of its common stock at an average market price of $29.03 under its existing stock repurchase program.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facility, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

Restructuring Charges
The Company recorded a charge to operating expenses of $23.9 million in 1994 for centralization of information technology, accounting, real estate and construction functions. This charge included $5.6 million related to termination benefits, with $1.7 million paid in the thirteen week period ended October 28, 1995 and $4.0 million being paid in the thirty-nine week period ended October 28, 1995. There were 511 people terminated over the course of the restructuring compared to the Company's estimate of 570 people. As of October 28, 1995, the entire reserve had been utilized.

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

Item 3.   Defaults upon Senior Securities -- None


Item 4.   Submission of Matters to a Vote of Security Holders -- None

Item 5.   Other Information --  None

Item 6.   Exhibits and Reports on Form 8-K --

         (a) Exhibits --

             10.1  Consulting agreement with L.S. Skaggs
             11.1  Calculations of earnings per share.
             27.1  Financial Data Schedule.

         (b) Reports on Form 8-K filed during the quarter -- None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                American Stores Company
                                  (Registrant)





Dated December 11, 1995           /s/ Teresa Beck
                                    Teresa Beck
                              Chief Financial Officer
                           (Principal Financial Officer)




Dated December 11, 1995        /s/ Kathleen E. McDermott
                               Kathleen E. McDermott
                    Chief Legal Officer and Assistant Secretary





Dated December 11, 1995            /s/ Bradley M. Vierig
                                 Bradley M. Vierig
                          Senior Vice President and Controller
                             (Chief Accounting Officer)