Form 10-K
period 1996-02-03
AMERICAN STORES CO /NEW/
filed 1996-04-19
CIK 90811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended February 3, 1996.

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


                             AMERICAN STORES COMPANY

                                    FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 1996:
Common Stock, $1 Par Value -- $4,082,248,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 30, 1996:
Common Stock, $1 Par Value -- 149,889,236.

Documents Incorporated by Reference:

Portions of the registrant's 1995 Annual Report to its shareholders for the fiscal year ended February 3, 1996 (Annual Report), to the extent specifically incorporated herein, are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on June 19, 1996 (Proxy Statement), to the extent specifically incorporated herein, are incorporated by reference into Part III.


                             AMERICAN STORES COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                       Page Number

Item 1 Business.........................................................4
Item 2 Properties.......................................................7
Item 3 Legal Proceedings................................................10
Item 4 Submission of Matters to a Vote of Security Holders..............10



                                     PART II

Item 5 Market for the Registrant's Common Equity and
          Related Shareholder Matters...................................10
Item 6 Selected Financial Data..........................................10
Item 7 Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................10
Item 8 Financial Statements and Supplementary Data......................10
Item 9 Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................10



                                    PART III

Item 10    Directors and Executive Officers of the Registrant...........11
Item 11    Executive Compensation.......................................14
Item 12    Security Ownership of Certain Beneficial Owners
              and Management............................................14
Item 13    Certain Relationships and Related Transactions...............14



                                     PART IV

Item 14    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..........................................14

     Signatures.........................................................18


                             AMERICAN STORES COMPANY

                                    FORM 10-K

                                     PART I

Item 1 Business

       HISTORY
       American Stores Company, a Delaware corporation (the Company) traces its roots to 1939 with the purchase of four drug stores in Utah, Idaho and Montana and was incorporated in Delaware in 1965 under the name of Skaggs Drug Centers, Inc. The Company grew initially through the acquisition of additional drug stores and, from 1969 through 1977, through a partnership with Albertson's that developed food and drug combination stores. In 1979, in order to enhance its food retailing capabilities, the Company acquired American Stores Company, including Acme Markets, and adopted the American Stores Company name. In 1984 Jewel Companies, Inc. was acquired by the Company, adding Jewel Food Stores and the Osco and Sav-on drug stores. In 1988, the Company acquired Lucky Stores, Inc. which currently operates stores in California and Nevada.

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

       OPERATIONS
       The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's principal food operations are Acme Markets and Jewel Food Stores (the eastern food operations) and Lucky Stores Northern California Division and Southern California Division and Jewel Osco Southwest (the western food operations). The Company's drug stores operate under the Osco Drug and Sav-on names (the drug store operations).

       The Company is one of the nation's leading food and drug retailers, operating stand-alone food and drug stores and combination food/drug store units. The Company's operations are generally located in major metropolitan markets where they hold leading market positions (generally first or second in overall market share). At year-end 1995, the Company operated 1,650 stores in 26 states including 153 Jewel Osco combination stores which are jointly operated by Osco Drug and Jewel Food Stores and are counted as two separate stores.



                                 PART I - (Continued)

Item 1 Business - (Continued)

     The following is a summary of stores by state and operating company as of February 3, 1996:

                              Jewel    Lucky Stores     Lucky Stores
                   Acme        Food    Northern CA      Southern CA   Jewel Osco     Osco
State            Markets      Stores     Division         Division    Southwest      Drug     Sav-on    Total
Arizona                                                                               66                   66
Arkansas                                                                               6                    6
California                                  187              222                                 259      668
Delaware              15                                                                                   15
Illinois                        173                                                  221                  394
Indiana                           6                                                   63                   69
Iowa                              2                                                   18                   20
Kansas                                                                                26                   26
Kentucky                                                                               1                    1
Maine                                                                                  1                    1
Maryland              12                                                                                   12
Massachusetts                                                                         44                   44
Michigan                          5                                                    5                   10
Minnesota                                                                              2                    2
Missouri                                                                              29                   29
Montana                                                                                8                    8
Nebraska                                                                              12                   12
Nevada                                                        21                      5        22          48
New Hampshire                                                                         17                   17
New Jersey            81                                                                                   81
New Mexico                                                                 11                              11
North Dakota                                                                           6                    6
Pennsylvania          82                                                                                   82
South Dakota                                                                           3                    3
Vermont                                                                                1                    1
Wisconsin                         1                                                   17                   18
Total Stores         190        187         187              243           11        551         281    1,650


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

       The combination stores and many of the food stores include specialty departments such as delicatessens, bakeries, seafood departments and pharmacies. The Company operates private label merchandising programs, including such brands as "Lady Lee" at Lucky Stores, "Lancaster" meats and "Acme" groceries at Acme, "Jewel" at Jewel stores and "Osco" and "Sav-on" at Osco and Sav-on stores, respectively. "American Premier" has been introduced as a premium brand in the drug stores while "Value Wise" is now the budget brand across all of American Stores companies. The Company has the


                              PART I - (Continued)

Item 1 Business - (Continued)

       exclusive right to sell "President's Choice," premium grocery products, in the geographic markets where Acme, Jewel and Lucky operate stores.

       COMPETITION
       In all areas in which the Company operates, the business is highly competitive, with competition from local and national supermarket and drug store chains as well as independent stores. Competition also includes such retailers as convenience stores, warehouse stores and membership or club stores. Some of the Company's largest competitors in various regions are Dominicks, Long's, Pathmark, Ralphs, Safeway, Thrifty Payless, Vons and Walgreens. Principal competitive factors in the industry include store location, the price and quality of products, variety of selection, quality of service and store image, including cleanliness and promotions.

       The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's food and drug stores collectively operate in nine of the 25 largest U.S. metropolitan areas (Source: Progressive Grocer 1996 Market Scope) and hold a leading market position (generally first or second in overall market share) in each. These market areas include: Los Angeles-Long Beach, Chicago, Philadelphia, Boston, Riverside-San Bernardino, San Diego, Orange County, Phoenix and Oakland.

       SEASONALITY
       The Company is subject to effects of seasonality. Food and drug store sales are higher in the Company's fourth quarter than other quarters due to the holiday season. The Company's drug store sales are also generally higher in the fourth quarter in connection with the increase in cold and flu occurrences during this quarter.

       EMPLOYEES
       At year-end 1995, the Company had approximately 121,000 full and part-time employees. Approximately 77% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 118 such agreements, typically having three to five year terms. Accordingly, the Company renegotiates a significant number of these agreements every year.




                                 PART I - (Continued)

Item 1 Business - (Continued)

       INCORPORATION BY REFERENCE
       The section entitled "Fiscal Year" in the Notes to Consolidated Financial Statements on page 22, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 and the section entitled "Contingencies" on page 30 of the Annual Report are incorporated herein by reference.

Item 2 Properties

       The Company categorizes its retail stores into the following types: supermarkets, superstores, combination food/drug stores, drug stores, warehouse-type stores and other. At year-end 1995, the Company operated 480 supermarkets, 109 superstores, 365 combination stores, 673 drug stores, 14 warehouse-type stores and nine stand-alone pharmacies. The 365 combination stores include 153 Jewel Osco combination stores which are jointly operated by Jewel Food Stores and Osco Drug and are counted as two separate stores.

       Combination stores are stores with 40,000 or more square feet, they include a pharmacy department and have an expanded selection of food, drug and general merchandise. Combination stores average approximately 55,500 square feet. Superstores are stores in excess of 40,000 square feet that do not meet combination store criteria. Superstores average approximately 48,400 square feet. Supermarkets average approximately 28,200 square feet. Stand-alone drug stores average approximately 19,200 square feet. Warehouse-type stores average approximately 44,600 square feet.

       The Company owns approximately 25% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. The Company also owns, or controls through long-term leases, its distribution, warehouse and maintenance support facilities. At year-end 1995, owned property, with a net book value of approximately $113.5 million, collateralized loans secured by real estate of approximately $83.5 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

       Throughout the country, the Company leases and owns distribution centers, fleet maintenance shops and warehouses for merchandise such as dry grocery, produce, frozen foods and general merchandise. These facilities support the Company's retail outlets and do not have significant sales to unrelated third parties.



                                  PART I - (Continued)

Item 2 Properties - (Continued)

       The Company also owns or leases office space, owns land for future development and operates dairies, bakeries and other manufacturing or processing facilities that supply many of its retail outlets with a variety of private label merchandise. Manufacturing facilities operate at levels of production required to meet the demands of customers at the Company's retail locations.

       At year-end 1995, the store counts by various types of stores and total square footage were as follows:


                                              Store Count by Type of Stores

                             Super-   Super-                      Warehouse-
                            markets   stores   Combination  Drug     Type     Other  Total
Eastern Food Operations:
   Acme Markets                 149       2        39                                  190
   Jewel Food Stores (1)         30       4       153                                  187
Total Eastern Operations        179       6       192                                  377

Western Food Operations:
   Lucky Stores - North         152      27         2                  6               187
   Lucky Stores - South         149      76        10                  8               243
   Jewel Osco Southwest                             8          3                        11
Total Western Operations        301     103        20          3      14               441

Drug Store Operations:
   Osco Drug (1)                                  153        389                 9     551
   Sav-on ___                   ___     ___       281        ___     ___       281
Total Drug Operations           ___     ___       153        670                 9     832
   Total                        480     109       365        673      14         9   1,650

  (1) The 365 combination stores include 153 Jewel Osco combination stores which are jointly operated by Jewel Food Stores and Osco Drug and are counted as two separate stores.



                                    PART I - (Continued)

Item 2 Properties - (Continued)

                                                Thousands of Square Feet

                                        Retail         Distribution, Warehouse
                                      Locations       and Maintenance Facilities

         Eastern Food Operations:
             Acme Markets               6,020                   1,626
             Jewel Food Stores          6,515                   1,618
         Total Eastern Operations      12,535                   3,244

         Western Food Operations:
             Lucky Stores - North       6,124                   1,545
             Lucky Stores - South       9,107                   3,012
             Jewel Osco Southwest         565
         Total Western Operations      15,796                   4,557

         Drug Store Operations:
             Osco Drug                  9,998                     906
             Sav-on                     5,770                     985
         Total Drug Operations         15,768                   1,891

         Non-retail Operations                                    131
         Total                         44,099                   9,823

       The Company operated 14 manufacturing or processing facilities at year-end 1995 as follows:

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

       See also Item 1, Business, for Additional Information on Properties of the Registrant.

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Annual Report is incorporated herein by reference.



                                 PART I - (Continued)

Item 3 Legal Proceedings

       The section entitled "Legal Proceedings" on page 30 of the Annual Report is incorporated herein by reference.

Item 4 Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the security holders of the Company for a vote during the quarter ended February 3, 1996.

                                    PART II

Item 5 Market for the Registrant's Common Equity and Related Shareholder
         Matters

       The section entitled "Common Stock Market Prices and Dividends" on the bottom of page 1 of the Annual Report is incorporated herein by reference.

Item 6 Selected Financial Data

       The section entitled "Selected Financial Data" on page 12 of the Annual Report is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Annual Report is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

       The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Auditors and the selected quarterly financial data of the Company presented on pages 17 to 31 of the Annual Report are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.



                                    PART III

Item 10   Directors and Executive Officers of the Registrant

       There is hereby incorporated by reference the information under the captions "Election of Directors", "Information Regarding the Nominees Standing for Election in 1996" and "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1996" in the Proxy Statement.

       In addition to the information regarding Directors and Executive Officers set forth above, the following represents information regarding Executive Officers of the registrant as of March 20, 1996:

Officer             Offices Held                                 Age

David L. Maher      Chief Operating Officer of the registrant     57
                    since March 1995 and President since June
                    1995; prior thereto, Senior Executive Vice
                    President and Chief Operating Officer-Drug from March 1993; Chairman of the Board and Chief Executive Officer of American Drug
                    Stores, Inc. from September 1990 and President from March 1990.

Kent T. Anderson    Chief Operating Officer - Strategy and        42
                    Development of the registrant since August
                    1995; prior thereto, Chief Strategy Officer from March 1995; prior thereto, Executive Vice
                    President and General Manager - American Stores
                    Properties, Inc. from March 1993; prior thereto,
                    General Counsel from February 1987 and Executive
                    Vice President from February 1989.

Teresa Beck         Chief Financial Officer of the registrant     41
                    since March 1995; prior thereto, Executive
                    Vice President and Chief Financial Officer from June 1994; prior thereto, Executive Vice
                    President Finance from March 1994; prior thereto, Executive Vice President Administration from March 1992; prior thereto, Senior Vice
                    President Finance and Assistant Treasurer from
                    June 1989. Assistant Secretary from June 1989 until March 1995.



                                 PART III - (Continued)

Item 10   Directors and Executive Officers of the Registrant - (Continued)

Officer             Offices Held                                     Age

James R. Clark      Chief Planning Officer of the registrant since    52
                    March 1995; prior thereto, Senior Vice President
                    Strategy and Change Management from December 1993.
                    Senior Vice President Marketing and Planning,
                    Lucky Stores, Inc. from August 1991 to December
                    1993.

Robert P. Hermanns  Chief Operating Officer - Procurement &           52
                    Logistics of the registrant since March 1995;
                    prior thereto, Senior Executive Vice President and Chief Operating Officer - Food from April
                    1994; prior thereto, Executive Vice President and General Manager - Southern Division of
                    Lucky Stores, Inc. from August 1991.

Kathleen E. McDermott Chief Legal Officer of the registrant since     46
                    May 1995 and Assistant Secretary since June
                    1993; prior thereto, Executive Vice President and General Counsel from June 1993; partner of the law firm of Collier, Shannon, Rill &
                    Scott from prior to 1991 to June 1993.

Stephen L. MannschreckChief Human Resources Officer of the registrant 50 since March 1995; prior thereto, Executive
                    Vice President Human Resources from June 1994;
                    prior thereto, Executive Vice President and General Manager - Osco Drug from March 1993;
                    prior thereto, Executive Vice President and Chief Operating Officer of the Osco Division of American Drug Stores, Inc. from September
                    1990.

Francis J. Raucci   Chief Labor Officer of the registrant since       59
                    May 1995; prior thereto, Executive Vice
                    President Chief Labor Counsel from June 1994;
                    prior thereto, Senior Vice President and Chief
                    Labor Counsel from December 1993 to June 1994;
                    prior thereto Senior Vice President and
                    Assistant General Counsel from April 1989 to
                    December 1993.



                                 PART III - (Continued)

Item 10   Directors and Executive Officers of the Registrant - (Continued)

Officer             Offices Held                                    Age

Martin A. Scholtens Chief Operating Officer - Retail of the          53
                    registrant since March 1995; prior thereto, Executive Vice President and General Manager - Lucky Southern California Division from March
                    1994; prior thereto, Executive Vice President and General Manager - Acme from March 1993;
                    prior thereto, President of Acme Markets, Inc.
                    from April 1991.

Jack Lunt           Senior Vice President of the registrant since    51
                    March 1993; prior thereto, Vice President from April 1989. Assistant General Counsel and
                    Secretary since April 1989.

J. Greg Spencer     Senior Vice President, Treasurer and Assistant   39
                    Secretary of the registrant since June 1995;
                    prior thereto, Vice President, Corporate
                    Transactions and Senior Counsel from March
                    1992; prior thereto, Vice President, Senior
                    Real Estate Counsel of American Stores
                    Properties, Inc. from November 1988.

Bradley M. Vierig   Senior Vice President of the registrant since    38
                    June 1995 and Controller since March 1994;
                    prior thereto, Vice President and Assistant
                    Treasurer from August 1992 to March 1994; Vice
                    President Corporate Financial Planning from
                    March 1990 to July 1992.





                             PART III - (Continued)

Item 11   Executive Compensation

       There is hereby incorporated by reference the information under the captions "Directors' Compensation", "Executive Compensation", "Options/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value", "Long-Term Incentive Plans-Awards in Last Fiscal Year", "Pension Plans", "Employment Agreements" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.

Item 12   Security Ownership of Certain Beneficial Owners and Management

       There is hereby incorporated by reference the information under the caption "Beneficial Ownership of Securities" in the Proxy Statement.

Item 13   Certain Relationships and Related Transactions

       There is hereby incorporated by reference the information under the captions "Information Regarding the Nominees Standing for Election in 1996", "Information Regarding Directors who are not Nominees for Election and Whose Terms Continue Beyond 1996", "Footnotes to the Foregoing Information Regarding Directors and Nominees for Director of the Company", "Directors' Compensation", and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.


                                   PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) -     Financial Statements

       The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report, are incorporated by reference in Item 8:

       Consolidated Statements of Earnings for the fiscal years 1995, 1994 and 1993;

       Consolidated Balance Sheets for the fiscal years ended 1995, 1994 and 1993;

       Consolidated Statements of Cash Flows for the fiscal years 1995, 1994 and 1993;

       Consolidated Statements of Shareholders' Equity for the fiscal years 1995, 1994 and 1993;

       Notes to Consolidated Financial Statements.



                             PART IV - (Continued)

Item 14(a)(2) -     Supplementary Data and Financial Statement Schedules

       The supplementary data entitled "Quarterly Results (Unaudited)" on page 31 of the Annual Report is incorporated by reference in Item 8.

       In response to Item 14(d), all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14(a)(3) -     Exhibits


In response to Item 14(c), the following exhibits are submitted as a separate section of this report:

3.1 The restated Certificate of Incorporation of American Stores Company, as amended.

3.2  The By-Laws of American Stores Company as amended.

4.1 The Rights Agreement dated March 8, 1988 between the Company and First Chicago Trust Company of New York, formerly Morgan Shareholder Services Trust Company, as Rights Agent, and the amendments thereto, are incorporated by reference to the Registrant's Registration Statement on Form 8-A as filed with the Commission on March 16, 1988, and Amendment Nos. 1, 2 and 3 to such Registration Statement filed on March 28, 1990, July 17, 1991 and May 16, 1994, respectively.

4.2 Senior Indenture dated May 1, 1995 between the Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q as filed with the Commission on June 12, 1995.

4.3  Form of 7-1/4% Debenture due 2005 is incorporated herein by reference to
     Exhibit 4.2 of Form 10-Q as filed with the Commission on June 12, 1995.

10.1 Credit Agreement dated as of June 28, 1994 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 33-52331) filed with the Commission on November 2, 1994.


                               PART IV - (Continued)

Item 14(a)(3) -     Exhibits (Continued)

10.2 Amended and Restated Retirement Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 of Form 10-K as filed with the Commission on April 26, 1995. *


10.3 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 to Form 8 as filed with the Commission on July 12, 1991. *

10.4 Supplemental Executive Retirement Plan as amended and restated on June 24, 1994 is incorporated herein by reference to Exhibit 10.4 of Form 10-K as filed with the Commission on April 26, 1995. *

10.5 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-32150) filed with the Commission on November 16, 1989. *

10.6 The 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-08801) filed with the Commission on September 22, 1986. *

10.7 American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's 1992 Proxy Statement filed with the Commission on May 7, 1992. *

10.8 American Stores Company Board of Directors Stock Purchase Incentive Plan as Amended and Restated is incorporated herein by reference to Exhibit 10.11 of Form 10-K as filed with the Commission on April 26, 1995. *

10.9 Description of Key Management Annual Incentive Bonus Plan of American Stores Company for fiscal 1996. *

10.10 Description of Key Management Long-Term Performance Incentive Plan (1995-1997) is incorporated by reference to Exhibt 10.13 of Form 10-K as flied with the Commission on April 26, 1995.

10.11 Description of Key Management Long-Term Performance Incentive Plan (1994-1996) is incorporated by reference to Exhibit 10(o) of Form 10-K as filed with the commission on April 28, 1994.

10.12 Form of Employment Agreement together with Schedule of eighteen officers who entered into Employment Agreements with Company is incorporated herein by reference to Exhibit 10.14 of Form 10-K as filed with the Commission on April 26, 1995. *

10.13 Consulting agreement between the Company and L.S. Skaggs is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed with the Commission on December 11, 1995.*


________________________________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report



                            PART IV - (Continued)

Item 14(a)(3) -     Exhibits (Continued)

11.  Calculation of earnings per share.

12.  Computation of ratio of earnings to fixed charges.

13. Exhibit 13 consists of pages 12 to 31 and page 1 of American Stores Company's 1995 Annual Report to Shareholders which are numbered as pages 1 to 27 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 1--pages 15, 3 through 8 and 26; Item 2--pages 3 through 8; Item 3--page 26; Item 5--page 1; Item 6- -page 2; Item 7--pages 3 through 8; Item 8--pages 9 through 27; and Item 14 -pages 10 through 27.

22.  Subsidiaries of the Registrant.

24.  Consent of Ernst & Young LLP.

27.  Financial Data Schedule.

     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.


Item 14(b) -   Reports on Form 8-K filed during the last quarter of 1995 -
           None.


     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 2-71032; 33-25613; 2-94235; 33-48203; 33-48204; 33-08801; 33-32150; 33-63869 and on Forms S-3
     Nos. 33-41640 and 33-52331.



                             AMERICAN STORES COMPANY

                                    FORM 10-K



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                American Stores Company



By (Signature and Title):    /s/Kathleen McDermott             April 19, 1996
                             Kathleen McDermott,
                             Chief Legal Officer and
                             Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/Victor L. Lund        Chairman of the Board and             April 19, 1996
Victor L. Lund           Chief Executive Officer
                         (Principal Executive Officer)


/s/Teresa Beck           Chief Financial Officer               April 19, 1996
Teresa Beck              (Principal Financial Officer)



/s/Bradley M. Vierig     Senior Vice President and             April 19, 1996
Bradley M. Vierig        Controller
                         (Principal Accounting Officer)



                             AMERICAN STORES COMPANY

                                    FORM 10-K


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Victor L. Lund               Chairman of the Board         April 19, 1996
Victor L. Lund                   and Chief Executive
                                 Officer


/s/ Henry I. Bryant              Director                      April 19, 1996
Henry I. Bryant


/s/ Louis H. Callister           Director                      April 19, 1996
Louis H. Callister


/s/ Arden B. Engebretsen         Director                      April 19, 1996
Arden B. Engebretsen


/s/ James B. Fisher              Director                      April 19, 1996
James B. Fisher


/s/ Fernando R. Gumucio          Director                      April 19, 1996
Fernando R. Gumucio


/s/ Leon G. Harmon               Director                      April 19, 1996
Leon G. Harmon


/s/ Donald B. Holbrook           Director                      April 19, 1996
Donald B. Holbrook


/s/ John E. Masline              Director                      April 19, 1996
John E. Masline


/s/ Michael T. Miller            Director                      April 19, 1996
Michael T. Miller


                             AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures (Continued)



/s/ L. Tom Perry                 Director                      April 19, 1996
L. Tom Perry


/s/ Barbara S. Preiskel          Director                      April 19, 1996
Barbara S. Preiskel


/s/ J. L. Scott                  Director                      April 19, 1996
J. L. Scott


/s/ Don L. Skaggs                Director                      April 19, 1996
Don L. Skaggs


/s/ L. S. Skaggs                 Director                      April 19, 1996
L. S. Skaggs


/s/ Arthur K. Smith              Director                      April 19, 1996
Arthur K. Smith