Form 10-Q
period 1996-05-04
AMERICAN STORES CO /NEW/
filed 1996-06-17
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended     May 4, 1996

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1996: Common Stock, Par Value $1.00 - 145,878,807 shares.

Part I. Financial Information

Item 1. Financial Statements

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)


                                                              Thirteen Weeks Ended

                                                           May 4,                April 29,
                                                            1996                    1995
Sales                                                      $4,580,028           $4,362,237

Cost of merchandise sold, including
   warehousing and transportation expenses                  3,384,852            3,241,368

Gross profit                                                1,195,176            1,120,869

Operating expenses                                          1,038,362              986,293

Operating profit                                              156,814              134,576

Other income (expense):
   Interest expense                                           (39,733)             (39,688)
   Other                                                       (5,747)                (852)

      Net other income (expense)                              (45,480)             (40,540)

Earnings before income taxes                                  111,334               94,036

Federal and state income taxes                                 47,094               40,153

Net earnings                                               $   64,240           $   53,883

Net earnings per share                                     $     0.44           $     0.37

Average shares outstanding                                    146,326              146,181

Dividends per share                                            $0.16                 $0.14

______________________________________________________________________________

See accompanying notes to consolidated condensed financial statements.


                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                            (In thousands of dollars)

                                                         May 4,                 February 3,
                                                          1996                    1996

Current Assets:
  Cash and cash equivalents                              $   84,744             $  102,422
  Inventories                                             1,517,713              1,572,242
  Other current assets                                      418,473                409,303

    Total current assets                                  2,020,930              2,083,967

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,191,784 on May 4, 1996 and
  $2,126,550 on February 3, 1996                          3,273,711              3,205,900

Goodwill                                                  1,709,534              1,722,892
Other assets                                                332,069                350,205
    Assets                                               $7,336,244             $7,362,964

Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                            $  179,345             $  135,152
  Accounts payable                                          920,433                996,354
  Other current liabilities                                 754,823                856,197
    Total current liabilities                             1,854,601              1,987,703

Long-term debt and obligations under capital
  leases, less current maturities                         2,205,445              2,105,016
Other liabilities                                           895,299                915,749

Shareholders' Equity - shares outstanding of
  145,875,271 on May 4, 1996 and
   146,447,785 on February 3, 1996                        2,380,899              2,354,496
     Liabilities and Shareholders' Equity                $7,336,244             $7,362,964


______________________________________________________________________________
     See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                            (In thousands of dollars)

                                                           Thirteen Weeks Ended

                                                             May 4,               April 29,
                                                              1996                  1995

Cash Flows from Operating Activities:
Net earnings                                                $  64,240             $  53,883
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             107,700                98,911
    Net loss on asset sales                                     3,541                   412
    Changes in operating assets and liabilities              (143,193)             (103,718)
Total adjustments                                             (31,952)               (4,395)
Net cash provided by operating
  activities                                                   32,288                49,488

Cash Flows from Investing Activities:
Expended for property, plant and equipment                   (169,553)             (137,539)
Proceeds from sale of other assets                             12,802                 4,893
Net cash used in investing activities                        (156,751)             (132,646)

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings                         144,622                  (997)
Other changes in equity                                         9,507                 6,003
Repurchase of Common Stock                                    (23,916)
Cash dividends                                                (23,428)              (20,784)
Net cash provided by (used in) financing
  activities                                                  106,785               (15,778)
Net decrease in cash and cash equivalents                     (17,678)              (98,936)

Cash and cash equivalents:
  Beginning of year                                           102,422               195,689
  End of quarter                                            $  84,744             $  96,753


Supplementary Information - Statements of Cash Flows:

Cash paid during the quarter for:
Interest (net of amounts capitalized)                         $43,632              $ 51,941
Income taxes, net of refunds                                  $22,122              $ 22,486

Noncash investing and financing activities:
Conversion of convertible notes to equity                                          $120,311

______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.


                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                   May 4, 1996



Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of May 4, 1996 and February 3, 1996 and the results of its operations and cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 3, 1996.

Advertising Reclassification

Beginning in the first quarter of 1996, the Company is classifying advertising expense as a cost of merchandise sold. Previously theses expenses were classified as operating expenses. Prior years have been reclassified to conform to the current year presentation.

Net Earnings Per Share

Earnings per share are determined by dividing the year-to-date weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation of primary earnings per share since they have no material dilutive effect on per share figures.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. During the quarter, 127,046 shares were issued under the plan at $22.90 per share. As of May 4, 1996, 6,872,954 shares remained authorized for issuance under the ESPP.

Repurchase of Common Stock

During the first quarter, the Company repurchased 726,600 shares of its common stock at an average price of $32.91 per share in accordance with its existing stock repurchase program. Since June of 1995, 3,249,100 shares have been
purchased at an average price of $29.82 per share.   At the end of the first
quarter, an additional 750,900 shares remained authorized for repurchase under the program.




Part I - Financial Information (continued)



Subsequent Event

On June 10, 1996, the Company issued $350 million principal amount of 8.0% debentures due June 1, 2026 at 99.262% to yield 8.066%. The Company received net proceeds of approximately $344 million which will be used to refinance a portion of the Company's long-term indebtedness and to refinance additional short-term variable rate borrowings under the Company's principal bank credit agreement.



Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

Total sales and the percentage change in comparable store sales for the first quarter of 1996 and 1995 are presented in the table below. Sales in the eastern and western food operations increased primarily due to improved marketing and merchandising strategies and increased capital spending over the past few years. Strong performances by the combination stores in the eastern food operations in 1996 and lower sales in the western food operations in 1995 as a result of the nine-day labor dispute in northern California also contributed to the comparative increase in first quarter 1996 sales. Sales at the drug store operations increased due to higher pharmacy sales and increased spending on new stores.

                                                    13 Weeks Ended
                                 Comparable Store        May 4,           April 29,
                                     % Change             1996              1995
Sales:
Eastern food operations                   3.7%           $1,510,930        $1,462,233
Western food operations                   3.8%            1,810,828         1,708,312
Drug store operations                     5.1%            1,252,266         1,189,481
Other                                                         6,004             2,211
Total sales                               4.1%           $4,580,028        $4,362,237

 Eastern food operations include Acme Markets and Jewel Food Stores.
 Western food operations include Lucky Northern California Division, Lucky
   Southern California Division and Jewel Osco Southwest.
 Drug store operations include Osco Drug and Sav-on.


Beginning in the first quarter of 1996, the Company is classifying advertising expense as a cost of merchandise sold. Previously theses expenses were classified as operating expenses. Prior years have been reclassified to conform to the current year presentation.

After reclassifying advertising expense, gross profit as a percent of sales increased to 26.1% in the first quarter of 1996, compared to 25.7% in the first quarter of 1995. Without the reclassification, gross profit as percentage of sales would have been 26.8% and 26.6% in the first quarter of 1996 and 1995, respectively. All three operating divisions showed improvements in gross profit percentage. The eastern food operations gross profit percentage increased primarily due to improvements in shrink control and distribution costs, slightly offset by increased promotional spending. Western food operations gross profit percentage increased primarily due to a nine-day labor dispute in 1995 and improved performances by the Super Saver stores. Drug store operations gross profit percentage increased primarily due to decreased promotional spending, offset by lower pharmacy gross margins caused by a shift from cash customers to third-party customers.

Part I - Financial Information (continued)




After reclassifying advertising expense, operating expense as a percent of sales increased slightly to 22.7% in the first quarter of 1996, compared to 22.6% in 1995. Before giving effect to the reclassification, operating expenses would have been 23.4% and 23.5% in the first quarter of 1996 and 1995, respectively. Operating expenses remained flat in the eastern food operations and decreased in the western food operations due to the absence of labor dispute related expenses in 1996. This decrease was offset by expenses related to the 71 new drug stores opened in 1995 and the three new drug stores opened in the first quarter of 1996.

Total operating profit for the first quarter of 1996 and 1995 are presented in the table below. Operating profit was 3.4% of sales in 1996 and 3.1% of sales in 1995 reflecting higher operating profit percentages for the Company's eastern and western food operations due to improved marketing and merchandising programs and better cost controls. These increases were slightly offset by a decrease in the drug store operating profit as a percentage of sales due to lower gross margins on increased third-party pharmacy sales and costs associated with the increased number of new stores.

                                                    13 Weeks Ended
                                            May 4,                  April 29,
                                             1996                     1995
Operating Profit:
Eastern food operations                         $62,985                   $ 56,476
Western food operations                          68,216                     51,999
Drug store operations                            52,960                     52,777
LIFO                                             (8,000)                    (9,000)
Purchase accounting amortization                (19,421)                   (19,258)
Other                                                74                      1,582
Total operating profit                         $156,814                   $134,576

 "Other" includes real estate operations in both 1996 and 1995.

Interest expense was flat in the first quarter of 1996 compared to the first quarter of 1995. Average outstanding debt was higher during the first quarter of 1996 but was offset by lower average borrowing rates.

The Company's effective income tax rates were 42.3% in the first quarter of 1996 compared to 42.7% in the prior year. The current year effective tax rates are down due to higher earnings in the current year and lower state tax rates.

Net earnings per share amounted to $0.44 per share in the first quarter of 1996 and $0.37 per share in the same quarter of the prior year.



Part I - Financial Information (continued)



Liquidity and Capital Resources

Cash provided by operating activities decreased by $17.9 million in the first thirteen weeks of 1996 compared to the same period of 1995. Cash flows from operating assets and liabilities decreased by $39.5 million due primarily to an increase in property held for investment of $18.7 million over the same quarter of the prior year. The balance of the change is due to changes in the components of working capital and is not indicative of long-term trends.

Cash capital expenditures for the first thirteen weeks of 1996 and 1995 amounted to $169.6 million and $137.5 million, respectively. Total capital expenditures including the net present value of leases amounted to $181.3 million in 1996, compared to $175.8 million in 1995. For the first quarter of 1996, 10 new stores were opened, 24 stores were closed and 8 stores were remodeled. Capital expenditures for fiscal 1996 are expected to approximate $900 million and will be funded from cash flows from operations and existing credit facilities. The Company currently plans to open 100 new stores and remodel 72 stores in 1996.

The net increase in debt of $144.6 million in the first quarter of 1996 is compared to a net reduction of $1.0 million in the same quarter of 1995. The increase in 1996 is primarily due to the increased capital spending program and the repurchase of common stock. During the first quarter, the Company repurchased 726,600 shares of its common stock at an average price of $32.91 per share in accordance with its existing stock repurchase program. Since June of 1995, 3,249,100 shares have been purchased at an average price of $29.82 per
share.   At the end of the first quarter, an additional 750,900 shares remained authorized for repurchase under the program. Debt in 1995 decreased due primarily to the conversion of the Company's Convertible Subordinated Notes to common stock.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 50.0% at May 4, 1996 and 48.8% at February 3, 1996.

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

Subsequent Event

On June 10, 1996, the Company issued $350 million principal amount of 8.0% debentures due June 1, 2026 at 99.262% to yield 8.066%. The Company received net proceeds of approximately $344 million which will be used to refinance a portion of the Company's long-term indebtedness and to refinance additional short-term variable rate borrowings under the Company's principal bank credit agreement.


Part II - Other Information



Item 1.Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended February 3, 1996.

       The Company is also involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

Item 2.   Changes in Securities -- None

Item 3.   Defaults upon Senior Securities -- None

Item 4.   Submission of Matters to a Vote of Security Holders -- None.

Item 5.Other Information --  None

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





                                American Stores Company
                                  (Registrant)





Dated June 18, 1996                   /s/ Teresa Beck
                                   Teresa Beck
                             Chief Financial Officer
                          (Principal Financial Officer)




Dated June 18, 1996                /s/ Kathleen E. McDermott
                              Kathleen E. McDermott
                   Chief Legal Officer and Assistant Secretary





Dated June 18, 1996                  /s/ Bradley M. Vierig
                                Bradley M. Vierig
                       Senior Vice President and Controller
                            (Chief Accounting Officer)