Form 10-Q
period 1996-08-03
AMERICAN STORES CO /NEW/
filed 1996-09-16
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     August 3, 1996

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
- -------
For the transition period from        to
                              --------  ----------

Commission file number               1-5392

                            AMERICAN STORES COMPANY
      (Exact name of registrant as specified in its charter)

Delaware                                            87-0207226
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

709 East South Temple
Salt Lake City, Utah                                   84102
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
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                          ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996: Common Stock, Par Value $1.00 - 145,660,114 shares.

Part I. Financial Information

Item 1. Financial Statements
                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                    Thirteen Weeks Ended
                                                 August 3,         July 29,
                                                   1996              1995

Sales                                          $4,625,066        $4,494,890

Cost of merchandise sold, including
   warehousing and transportation expenses      3,398,738         3,344,000

Gross profit                                    1,226,328         1,150,890

Operating expenses                              1,038,674           985,613

Operating profit                                  187,654           165,277

Other income (expense):
   Interest expense                               (42,421)          (39,430)
   Other                                           (1,163)            3,188

      Net other income (expense)                  (43,584)          (36,242)

Earnings before income taxes                      144,070           129,035

Federal and state income taxes                     60,941            55,098

Net earnings                                   $   83,129        $   73,937

Net earnings per share                              $0.57             $0.50

Average shares outstanding                        145,715           148,318

Dividends per share                                 $0.16             $0.14
See accompanying notes to consolidated condensed financial statements.
                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                    Twenty-Six Weeks Ended

                                                 August 3,         July 29,
                                                   1996              1995

Sales                                          $9,205,094        $8,857,127

Cost of merchandise sold, including
   warehousing and transportation expenses      6,783,590         6,585,368

Gross profit                                    2,421,504         2,271,759

Operating expenses                              2,077,036         1,971,906

Operating profit                                  344,468           299,853

Other income (expense):
   Interest expense                               (82,154)          (79,118)
   Other                                           (6,910)            2,336

      Net other income (expense)                  (89,064)          (76,782)

Earnings before income taxes                      255,404           223,071

Federal and state income taxes                    108,035            95,251

Net earnings                                   $  147,369        $  127,820

Net earnings per share                              $1.01             $0.87

Average shares outstanding                        146,020           147,249

Dividends per share                                 $0.32             $0.28


See accompanying notes to consolidated condensed financial statements.
                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)

                                                August 3,         February 3,
                                                  1996                1996

Assets
Current Assets:
  Cash and cash equivalents                   $  112,921         $  102,422
  Inventories                                  1,483,023          1,572,242
  Other current assets                           336,463            409,303

    Total current assets                       1,932,407          2,083,967

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,275,667 on August 3, 1996 and
  $2,126,550 on February 3, 1996               3,404,508          3,205,900

Goodwill                                       1,697,011          1,722,892
Other assets                                     325,165            350,205
    Assets                                    $7,359,091         $7,362,964

Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                 $   56,849         $  135,152
  Accounts payable                               888,800            996,354
  Other current liabilities                      728,135            856,197
    Total current liabilities                  1,673,784          1,987,703
Long-term debt and obligations under capital
  leases, less current maturities              2,336,109          2,105,016
Other liabilities                                916,303            915,749

Shareholders' Equity - shares outstanding of
  145,649,943 on August 3, 1996 and
  146,447,785 on February 3, 1996              2,432,895          2,354,496
    Liabilities and Shareholders' Equity      $7,359,091         $7,362,964


     See accompanying notes to consolidated condensed financial statements.
                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)

                                                     Twenty-Six Weeks Ended
                                                 August 3,          July 29,
                                                   1996               1995

Cash Flows from Operating Activities:
Net earnings                                   $  147,369          $ 127,820
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                 219,156            200,119
    Net loss (gain) on asset sales                  3,861             (2,006)
    Changes in operating assets and liabilities   (61,246)          (138,074)
Total adjustments                                 161,771             60,039
Net cash provided by operating activities         309,140            187,859

Cash Flows from Investing Activities:
Expended for property, plant and equipment       (395,889)          (315,309)
Proceeds from sale of other assets                 13,428             28,635
Net cash (used in) investing activities          (382,461)          (286,674)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings                350,000            200,000
Payments on long-term borrowings                 (100,000)           (63,120)
Net (decrease) in borrowings                      (97,210)          (113,742)
Other changes in equity                            15,541             11,076
Repurchase of common stock                        (37,798)           (34,874)
Cash dividends                                    (46,713)           (41,572)
Net cash provided by (used in)
   financing activities                            83,820            (42,232)
Net increase (decrease) in cash and
  cash equivalents                                 10,499           (141,047)

Cash and cash equivalents:
  Beginning of year                               102,422            195,689
  End of quarter                                $ 112,921          $  54,642


Supplementary Information - Statements of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)           $  80,564          $  81,492
Income taxes, net of refunds                    $  98,197          $  91,839

Noncash investing and financing activities:
Conversion of convertible notes to equity                           $120,311



                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                 August 3, 1996



Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of August 3, 1996 and February 3, 1996 and the results of its operations for the thirteen weeks ended August 3, 1996 and July 29, 1995 and results of operations and cash flows for the twenty-six weeks ended August 3, 1996 and July 29, 1995. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 3, 1996.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. During 1996 the following purchases have been made:

     Purchase       Purchase   Number
       Date          Price    of Shares
     April 3, 1996  $22.90    128,817
     July 3, 1996   $28.63    113,389
As of August 3, 1996, 6,757,794 shares remained authorized for issuance under the ESPP.



Part I - Financial Information (continued)



Repurchase of Common Stock

During the first half of 1996, the Company repurchased 1,035,000 shares of its common stock at an average price of $34.48 per share in accordance with an existing stock repurchase program authorized in 1993. In June 1996, this repurchase program was replaced by a new stock repurchase program authorizing the repurchase of up to two million shares of common stock. During the second quarter, 55,000 shares of common stock were repurchased under the new program at an average price of $38.31. As of August 3, 1996, an additional 1,945,000 shares remained authorized for repurchase under the new program.

Shareholder Rights Plan

On June 25, 1996, the Board of Directors of the Company approved an amendment to the Rights Agreement dated March 8, 1988, as amended March 20, 1990, to reduce the ownership threshold at which the rights are triggered from 20% to 10%.
Under the amended plan, if any person or group acquires beneficial ownership of 10% or more of the Company's common stock, each holder of a right (other than the acquiring person) will have the right to buy $125 of the Company's common stock for $62.50. The amended plan provides that the rights are not triggered as a result of the current stock ownership of Mr. L.S. Skaggs, former Chairman of the Board of the Company, his wife and related trusts and foundations or with respect to additional purchases of up to 1% of the Company's shares by such entities.

Long-Term Debt Issuance

On June 10, 1996, the Company issued $350 million principal amount of 8.0% debentures due June 1, 2026 at 99.262% to yield 8.066%. The Company received net proceeds of approximately $344 million which were used to refinance a portion of the Company's long-term indebtedness and to refinance additional short-term variable rate borrowings under the Company's principal bank credit agreement.



Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

Total sales and the percentage change in comparable store sales for the second quarter and year-to-date 1996 and 1995 are presented in the table below. Sales have increased for the second quarter and year-to-date 1996 at all three operating divisions due in part to increased capital spending and successful marketing programs such as the preferred customer card promotions and neighborhood marketing programs in the eastern and western food operations. Sales at the drug store operations increased due to higher pharmacy sales, including increased generic and third party prescription sales. The increase in year-to-date total and comparable sales for the western food operations also reflects the impact of the nine day labor dispute in northern California in the first quarter of 1995.

                                      13 Weeks Ended                                         26 Weeks Ended
                            Comparable Store    August 3,     July 29,       Comparable Store      August 3,    July 29,
                                % Change          1996          1995              % Change            1996        1995
Sales:
Eastern food operations          2.6%            $1,520,692     $1,513,302           3.1%          $3,031,622    $2,975,535
Western food operations          1.5%             1,834,064      1,767,281           2.6%           3,644,892     3,475,593
Drug store operations            5.8%             1,262,522      1,211,480           5.4%           2,514,788     2,400,961
Other                                                 7,788          2,827                             13,792         5,038
Total sales                      3.0%            $4,625,066     $4,494,890           3.5%          $9,205,094    $8,857,127

 Eastern food operations include Acme Markets and Jewel Food Stores
 Western food operations include Lucky Northern California Division, Lucky Southern California Division and Jewel Osco Southwest
 Drug store operations include Osco Drug and Sav-on
 Comparable store sales include stores open one year or more and replacement stores

Beginning in the first quarter of 1996, the Company is classifying advertising expense as a cost of merchandise sold. Previously theses expenses were classified as operating expenses. Prior years have been reclassified to conform to the current year presentation.

Gross profit as a percent of sales increased to 26.5% in the second quarter and 26.3% year-to-date 1996, compared to 25.6% in the same periods of 1995. Gross profit for the second quarter and year-to-date increased as a percent of sales over the prior year primarily as a result of decreases in advertising expenses at all three operating divisions. In addition, drug store operations gross profit increased in the second quarter due to improved margins in third party contracts. The 1995 year-to-date gross profit as a percent to sales was negatively impacted by a nine-day labor dispute in the Western food operations in the first quarter.


Part I - Financial Information (continued)



Operating expense as a percent of sales increased to 22.5% in the second quarter of 1996, compared to 21.9% in 1995. Operating expense as a percent of sales for the first twenty-six weeks of 1996 increased to 22.6% compared to 22.3% in 1995. Second quarter and year-to-date operating expense as a percent of sales increased primarily as a result of increased expenses related to the capital investment program and new store activity and lower corrugated paper recycling income. These items were slightly offset by reductions in self insurance costs.

Total operating profit for the second quarter and year-to-date 1996 and 1995 is presented in the table below. Operating profit was 4.1% of sales in the second quarter of 1996 compared to 3.7% of sales in the second quarter of 1995. Operating profit year-to-date 1996 was 3.7% of sales compared to 3.4% of sales for the same period of 1995. Second quarter operating profit increased 13.5% and year-to-date operating profit increased 14.9% over the prior year primarily reflecting higher operating profits in the western food operations which was unfavorably impacted in 1995 by a nine-day labor dispute in northern California.


                               13 Weeks Ended                26 Weeks Ended
                              August 3,   July 29,      August 3,     July 29,
                                1996        1995          1996          1995
Operating Profit:
Eastern food operations        $68,682     $ 66,473     $131,667    $122,949
Western food operations         79,686       64,335      147,902     116,334
Drug store operations           63,743       61,402      116,703     114,179
LIFO                            (8,000)      (9,000)     (16,000)    (18,000)
Purchase accounting amortization(19,723)    (19,227)     (39,144)    (38,485)
Other                            3,266        1,294        3,340       2,876
Total operating profit        $187,654     $165,277     $344,468    $299,853


Interest expense increased in the second quarter and year-to-date 1996 over the same periods in 1995 due to an increase in average outstanding debt and the issuance of $350 million, thirty-year 8% debentures during the second quarter of 1996, which partially replaced variable rate debt.

The Company's effective income tax rates were 42.3% in 1996 compared to 42.7% in the prior year. The current year effective tax rates are down due to higher earnings in the current year and lower state tax rates.

Net earnings per share amounted to $0.57 per share in the second quarter of 1996 compared to $0.50 per share in the same quarter of the prior year and $1.01 per share year-to-date 1996 compared to $0.87 per share for the same period of 1995.


Part I - Financial Information (continued)



Liquidity and Capital Resources

Cash provided by operating activities increased by $121.3 million year-to-date 1996 compared to the same period of 1995 primarily due to increased earnings before depreciation and amortization. Cash flows from changes in operating assets and liabilities increased $76.8 million and represent changes in the components of working capital and is not indicative of long-term trends.

Cash capital expenditures year-to-date 1996 and 1995 amounted to $395.9 million and $315.3 million, respectively. Total capital expenditures including the net present value of leases amounted to $437.5 million in 1996, compared to $353.6 million in 1995. For the first half of 1996, 28 new stores were opened, 38 stores were closed and 32 stores were remodeled. Capital expenditures for fiscal 1996 are expected to approximate $900 million and will be funded from cash flows from operations and existing credit facilities. The Company currently plans to open 100 new stores and remodel 79 stores in 1996.

On June 10, 1996, the Company issued $350 million principal amount of 8.0% debentures due June 1, 2026 at 99.262% to yield 8.066%. The Company received net proceeds of approximately $344 million which were used to refinance a portion of the Company's long-term indebtedness and to refinance additional short-term variable rate borrowings under the Company's principal bank credit agreement.

During the first half of 1996, the Company repurchased 1,035,000 shares of its common stock at an average price of $34.48 per share in accordance with an existing stock repurchase program authorized in 1993. In June 1996, this repurchase program was replaced by a new stock repurchase program authorizing the repurchase of up to two million shares of common stock. During the second quarter, 55,000 shares of common stock were repurchased under the new program at an average price of $38.31. As of August 3, 1996, an additional 1,945,000 shares remained authorized for repurchase under the new program.

The net increase in debt of $152.8 million in the first half of 1996 is compared to a net increase of $23.1 million for the same period of 1995. The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 49.6% at August 3, 1996 and 48.8% at February 3, 1996. These increases are primarily due to the increased capital investment program and the repurchase of common stock.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facility, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.


Part I - Financial Information (continued)



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

Item 2.Changes in Securities -- On June 25, 1996, the Board of Directors of the Company amended the Rights Agreement dated March 8, 1988, as amended March 20, 1990, to reduce the ownership threshold at which rights are triggered from 20% to 10%, as described in the current report on Form 8-K dated July 2, 1996.

Item 3.Defaults upon Senior Securities -- None



Part II - Other Information (continued)



Item 4.Submission of Matters to a Vote of Security Holders -- The Annual Meeting of the Company's Shareholders was held June 19, 1996 at which time the shareholders voted on the following matters:

       Election of Directors
         Nominee                   In Favor            Withheld
         Henry I. Bryant          131,889,804        1,750,043
         Louis H. Callister       132,903,708          736,139
         Arden B. Engebretsen     132,925,801          714,046
         James B. Fisher          132,858,916          780,931
         Donald B. Holbrook       132,593,987        1,045,860
         Victor L. Lund           132,599,453        1,040,394
         Michael T. Miller        132,676,978          962,869
         L. Tom Perry             132,657,157          982,690
         Barbara Scott Prieskel   132,891,863          747,984
         J.L. Scott               132,648,597          991,250
         Don L. Skaggs            132,610,326        1,029,521

          Fernando R. Gumucio, Leon G. Harmon, John E. Masline, L.S. Skaggs, and Aurthur K. Smith also serve as directors of the Company and their terms of office continued after the annual meeting.

       Approval of Ernst & Young as independent certified public accountants to audit the accounts and records of the Company for fiscal year ending February 1, 1997:

       For          Against        Abstain
       133,228,127  249,467        162,253

       Shareholder Proposal regarding the American Stores Company Retirement Plan for Non-Employee Directors:

       For          Against        Abstain     Broker Non-votes
       37,492,131   87,603,515     1,347,992   7,196,209

Item 5.Other Information --  None

Item 6.Exhibits and Reports on Form 8-K --

       (a) Exhibits --

            1.1 Underwriting Agreement dated June 4, 1996 pertaining to the 8% Debentures due 2026
            4.1  Form of 8.0% Debenture Due 2026
           10.1 Amendment to the Key Management Long-Term Performance Incentive Plan (1995-1997) and (1994-1996) dated July 25, 1996


Part II - Other Information (continued)


           10.2 Amendment to the Key Management Annual Incentive Bonus Plan of American Stores Company for fiscal year 1996 dated July 25, 1996
           10.3 Third Amendment to the American Stores Company Supplemental Executive Retirement Plan dated August 16, 1996
           10.4 Form of Amendment to Employment Agreement together with Schedule of fifteen officers who entered into Amendment to Employment Agreements with the Company
           10.5 Form of Employment Agreement together with Schedule of eleven officers who entered into Employment Agreements with the Company dated as of July 25, 1996
           10.6 Description of Key Management Long-Term Performance Incentive Plan (1996-1998)
           10.7 Form of Employment Agreement together with Schedule of two executive officers who entered into Employment Agreements with the Company dated as of July 25, 1996
           11.1  Calculations of earnings per share
           27.1  Financial Data Schedule

       (b) Reports on Form 8-K filed during the quarter -- The Company filed a report on Form 8-K dated July 2, 1996 reporting the amendment to the Rights Agreement dated March 8, 1988, as amended March 20, 1990.



                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                American Stores Company
                                  (Registrant)





Dated September 17, 1996          /s/ Teresa Beck
                                     Teresa Beck
                               Chief Financial Officer
                            (Principal Financial Officer)




Dated September 17, 1996       /s/ Kathleen E. McDermott
                                Kathleen E. McDermott
                     Chief Legal Officer and Assistant Secretary





Dated September 17, 1996           /s/ Bradley M. Vierig
                                  Bradley M. Vierig
                          Senior Vice President and Controller
                             (Chief Accounting Officer)