Form 10-Q
period 1996-11-02
AMERICAN STORES CO /NEW/
filed 1996-12-16
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     November 2, 1996

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
---------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1996: Common Stock, Par Value $1.00 - 145,782,161 shares.
-----------

Part I. Financial Information

Item 1. Financial Statements


                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)

                                                    Thirteen Weeks Ended

                                                November 2,       October 28,
                                                   1996              1995

Sales                                          $4,563,362        $4,361,183

Cost of merchandise sold, including
   warehousing and transportation expenses      3,346,396         3,216,041

Gross profit                                    1,216,966         1,145,142

Operating expenses                              1,039,404           990,510

Operating profit                                  177,562           154,632

Other income (expense):
   Interest expense                               (43,337)          (38,362)
   Gain on asset sales, other                      (1,550)            1,435

      Net other income (expense)                  (44,887)          (36,927)

Earnings before income taxes                      132,675           117,705

Federal and state income taxes                     56,918            50,260

Net earnings                                   $   75,757        $   67,445

Net earnings per share                              $0.52             $0.46

Average shares outstanding                        145,681           147,002

Dividends per share                                 $0.16             $0.14
See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)

                                                  Thirty-Nine Weeks Ended

                                              November 2,       October 28,
                                                 1996              1995

Sales                                         $13,768,456       $13,218,310

Cost of merchandise sold, including
   warehousing and transportation expenses     10,129,986         9,801,409

Gross profit                                    3,638,470         3,416,901

Operating expenses                              3,116,440         2,962,416

Operating profit                                  522,030           454,485

Other income (expense):
   Interest expense                              (125,491)         (117,480)
   Gain on asset sales, other                      (8,460)            3,771

      Net other income (expense)                 (133,951)         (113,709)

Earnings before income taxes                      388,079           340,776

Federal and state income taxes                    164,953           145,511

Net earnings                                   $  223,126        $  195,265
Net earnings per share                              $1.53             $1.33

Average shares outstanding                        145,907           147,142

Dividends per share                                 $0.48             $0.42

See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)

                                              November 2,         February 3,
                                                  1996                1996

Assets
Current Assets:
  Cash and cash equivalents                   $  150,365         $  102,422
  Inventories                                  1,771,369          1,572,242
  Other current assets                           361,850            409,303

    Total current assets                       2,283,584          2,083,967

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,331,278 on November 2, 1996 and
  $2,126,550 on February 3, 1996               3,515,999          3,205,900

Goodwill                                       1,683,294          1,722,892
Other assets                                     357,340            350,205
    Assets                                    $7,840,217         $7,362,964

Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                 $   71,414         $  135,152
  Accounts payable                             1,110,843            996,354
  Other current liabilities                      740,091            856,197
    Total current liabilities                  1,922,348          1,987,703
Long-term debt and obligations under capital
  leases, less current maturities              2,486,833          2,105,016
Other liabilities                                939,486            915,749

Shareholders' Equity - shares outstanding of
  145,781,847 on November 2, 1996 and
  146,447,785 on February 3, 1996              2,491,550          2,354,496
    Liabilities and Shareholders' Equity      $7,840,217         $7,362,964



     See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)

                                                   Thirty-Nine Weeks Ended

                                                November 2,        October 28,
                                                   1996               1995
Cash Flows from Operating Activities:
Net earnings                                    $ 223,126          $ 195,265
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                 330,417            302,305
    Net (gain) on asset sales                      (2,942)            (1,869)
    Changes in operating assets and liabilities  (144,982)          (193,708)
Total adjustments                                 182,493            106,728
Net cash provided by operating activities         405,619            301,993

Cash Flows from Investing Activities:
Expended for property, plant and equipment       (603,700)          (519,302)
Proceeds from sale of other assets                 14,017             39,052
Net cash (used in) investing activities          (589,683)          (480,250)

Cash Flows from Financing Activities:
Proceeds from long-term borrowing                 350,000            275,000
Payment of long-term borrowing                   (100,000)          (138,120)
Net increase (decrease) in existing credit
   facilities                                      68,079            (31,455)
Other changes in equity                            21,751             12,768
Repurchase of common stock                        (37,798)           (70,420)
Cash dividends                                    (70,025)           (62,114)
Net cash provided by (used in)
   financing activities                           232,007            (14,341)

Net increase (decrease) in cash and
  cash equivalents                                 47,943           (192,598)
Cash and cash equivalents:
  Beginning of year                               102,422            195,689
  End of quarter                                $ 150,365          $   3,091

Supplementary information - Statement of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)           $ 122,722          $ 129,739
Income taxes, net of refunds                    $ 180,227          $ 117,893

Noncash investing and financing activities:
Conversion of convertible notes to equity                          $ 120,311


                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                November 2, 1996


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of November 2, 1996 and January 28, 1995 and the results of its operations for the thirteen weeks ended November 2, 1996 and October 28, 1995 and results of operations and cash flows for the thirty-nine weeks ended November 2, 1996 and October 28, 1995. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 3, 1996.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. During 1996, 348,469 shares were purchased under the ESPP at an average price of $28.07 per share. As of November 2, 1996, 6,651,531 shares remained authorized for issuance under the ESPP.

Repurchase of Common Stock

In June 1996, the Company replaced its existing stock repurchase program with a new repurchase program which authorizes the repurchase of up to two million shares of common stock. During 1996 the Company repurchased 1,090,000 shares of its common stock at an average price of $34.67 per share in accordance with the Company's stock repurchase programs. There were no shares repurchased during the third quarter. As of November 2, 1996, an additional 1,945,000 shares remained authorized for repurchase.



Part I - Financial Information (continued)
Notes to Consolidated Condensed Financial Statements (continued)


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The percentage change in comparable store sales and total sales for the third quarter and year-to-date 1996 and 1995 are presented in the tables below. The increases in sales during the third quarter and year-to-date are primarily a result of increased capital spending and more effective marketing efforts, including preferred customer cards, clipless coupons and targeted marketing promotions at the food store operations. Drug store sales increased due primarily to increased targeted marketing efforts, capital spending and increased pharmacy sales. Comparable and total sales year-to-date also increased due to the impact of a nine-day labor dispute in the first quarter of 1995 in the food store operations.

                                             13 Weeks Ended       39 Weeks Ended
                                            November 2, 1996       November 2, 1996

     Comparable Store Sales % Change:
     Eastern food operations                      3.0%                   3.1%
     Western food operations                      2.5%                   2.6%
     Food store operations                        2.7%                   2.8%
     Drug store operations                        6.3%                   5.8%
     Total comparable store sales                 3.7%                   3.6%

                               13 Weeks Ended                         39 Weeks Ended
                            1996          1995     % change       1996         1995    % change
Sales:
Food store operations   $3,301,013    $3,207,272    2.9%     $ 9,977,527   $ 9,658,400    3.3%
Drug store operations    1,254,618     1,150,858    9.0%       3,769,406     3,551,819    6.1%
Other                        7,731         3,053                  21,523         8,091
Total sales             $4,563,362    $4,361,183    4.6%     $13,768,456   $13,218,310    4.2%


     Comparable store sales include stores open one year or more and replacement stores.
     Eastern food operations include Acme Markets and Jewel Food Stores.
     Western food operations include Lucky Northern California Division, Lucky Southern California Division, Jewel Osco
          Southwest and Super Saver.
     Food store operations include Eastern and Western food operations
     Drug store operations include Osco Drug and Sav-on.

Beginning in the first quarter of 1996, the Company is classifying advertising expense as a cost of merchandise sold. Previously theses expenses were classified as operating expenses. Prior years have been reclassified to conform to the current year presentation.

Gross profit as a percent of sales increased to 26.7% in the third quarter and 26.4% for the year-to-date 1996, compared to 26.3% and 25.8% in the same periods of 1995, respectively. These increases are primarily a result of increased margins from higher private label penetration, better product mix, improved shrink control, and decreased advertising costs. Additionally, year-to-date 1995 margins as a percent of sales were negatively impacted by


Part I - Financial Information (continued)


the nine-day labor dispute in the food store operations in the first quarter.

Operating expense as a percent of sales increased slightly to 22.8% in the third quarter of 1996, compared to 22.7% in 1995 and 22.6% year-to-date 1996 compared to 22.4% in 1995. These increases were primarily a result of increased expenses related to the capital investment program and new store openings. Comparisons with the prior year in the food store operations were also impacted by the 1995 renegotiation of a labor contract with the United Food and Commercial Workers International in southern California in which certain health and welfare savings, which were being recognized over the life of the contract, were immediately recognized in the third quarter of 1995. These items were slightly offset by a decrease in operating expenses as a percent of sales primarily due to better cost control and by reductions in self insurance costs.

Total operating profit for the third quarter and year-to-date 1996 and 1995 is presented in the table below. Operating profit was 3.9% of sales in the third quarter of 1996 and 3.5% of sales in the third quarter of 1995. Operating profit for the year-to-date 1996 was 3.8% of sales compared to 3.4% of sales for the same period 1995. The improvement in third quarter operating profit is due mainly to increased sales and higher margins. The improvement in year-to-date 1996 reflects higher operating profits in the food store operations due primarily to the negative impact of the nine-day labor dispute in northern California in 1995.

                                         13 Weeks Ended                 39 Weeks Ended
                                   November 2,    October 28,      November 2,  October 28,
                                        1996           1995             1996            1995
Operating Profit:
Food store operations                $151,467       $135,219        $431,036       $374,502
Drug store operations                  50,020         43,595         166,723        157,774
LIFO                                   (6,000)        (6,000)        (22,000)       (24,000)
Purchase accounting amortization      (19,752)       (19,400)        (58,896)       (57,885)
Other                                   1,827          1,218           5,167          4,094
Total operating profit               $177,562       $154,632        $522,030       $454,485


Interest expense increased in the third quarter and year-to-date 1996 over the same periods of 1995 due to an increase in average outstanding debt and the issuance of $350 million, thirty-year 8% debentures during the second quarter of 1996, which partially replaced short-term variable rate debt.

The Company's effective income tax rates were 42.5% in 1996 compared to 42.7% in the prior year. The current year effective tax rates are down due to higher earnings in the current year and lower state tax rates.

Net earnings per share amounted to $0.52 per share in the third quarter of 1996 compared to $0.46 per share in the same quarter of the prior year. Net earnings per share amounted to $1.53 per share year-to-date 1996 compared to $1.33 per share for the same period of 1995.



Part I - Financial Information (continued)


Liquidity and Capital Resources

Cash provided by operating activities increased to $405.6 million from $302.0 million in the first thirty-nine weeks of 1996 compared to the same period of 1995. The increase in operating cash flows over the prior year is due in part to increased net earnings before depreciation and amortization. Other changes in operating assets and liabilities are due to changes in the components of working capital and are not indicative of long-term trends.

On June 10, 1996, the Company issued $350 million principal amount of 8.0% debentures due June 1, 2026 at 99.262% to yield 8.066%. The Company received net proceeds of approximately $344 million which were used to refinance a portion of the Company's long-term indebtedness and to refinance additional short-term variable rate borrowings under the Company's principal bank credit agreement.

Cash capital expenditures for the first thirty-nine weeks of 1996 and 1995 amounted to $603.7 million and $519.3 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $675.4 million in 1996, compared to $557.6 million in 1995. During the first three quarters of 1996, 64 new stores were opened, 53 stores were closed and 80 stores were remodeled. Capital expenditures are expected to be approximately $900 million by year-end 1996. Capital expenditures for 1997 are expected to be approximately $1.0 billion.

The ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) was 50.7% at November 2, 1996 and 48.8% at February 3, 1996.

In June 1996, the Company replaced its existing stock repurchase program with a new repurchase program which authorizes the repurchase of up to two million shares of common stock. During 1996 the Company repurchased 1,090,000 shares of its common stock at an average price of $34.67 per share in accordance with the Company's stock repurchase programs. There were no shares repurchased during the third quarter. As of November 2, 1996, an additional 1,945,000 shares remained authorized for repurchase.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facilities, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.



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

Item 2.Changes in Securities -- None

Item 3.Defaults upon Senior Securities -- None

Item 4.Submission of Matters to a Vote of Security Holders -- None

Item 5.Other Information -- None

Item 6.Exhibits and Reports on Form 8-K --

       (a) Exhibits --

           10.1 Amendment to the Employment Agreement with Victor L. Lund, dated as of September 17, 1996.
           10.2 Amendment to the 1985 Stock Option and Stock Award Plan, dated as of September 17, 1996
           10.3 Amendment to the 1989 Stock Option and Stock Award Plan, dated as of September 17, 1996
           11.1  Calculations of earnings per share.
           27.1  Financial Data Schedule.

       (b) Reports on Form 8-K filed during the quarter -- The Company filed a report on Form 8-K on September 23, 1996 reporting information under Item 5, including the Restated By-laws of the Company as amended September 17, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                American Stores Company
                                  (Registrant)





Dated December 17, 1996               /s/ Teresa Beck
                                     Teresa Beck
                               Chief Financial Officer
                            (Principal Financial Officer)


Dated December 17, 1996          /s/ Kathleen E. McDermott
                                Kathleen E. McDermott
                     Chief Legal Officer and Assistant Secretary


Dated December 17, 1996            /s/ Bradley M. Vierig
                                  Bradley M. Vierig
                          Senior Vice President and Controller
                               (Chief Accounting Officer)