Form 10-K
period 1997-02-01
AMERICAN STORES CO /NEW/
filed 1997-04-14
CIK 90811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended February 1, 1997.

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from                  to
                                                        ----------------
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

Common Stock ($1 par value)             Chicago Stock Exchange, Inc.
        and                             New York Stock Exchange, Inc.
Preferred Share Purchase Rights         Pacific Exchange, Inc.
        Registered on:                  Philadelphia Stock Exchange, Inc.

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

                            AMERICAN STORES COMPANY

                                   FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1997:
Common Stock, $1 Par Value -- $5,991,112,220.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 1997:
Common Stock, $1 Par Value -- 145,927,196.

Documents Incorporated by Reference:

Portions of the registrant's 1996 Annual Report to its shareholders for the fiscal year ended February 1, 1997 (Annual Report), to the extent specifically incorporated herein, are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on June 17, 1997 (Proxy Statement), to the extent specifically incorporated herein, are incorporated by reference into Part III.

                            AMERICAN STORES COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS


                                     PART I
                                                       Page Number

        Cautionary Note...............................................4
Item 1  Business......................................................4
Item 2  Properties....................................................7
Item 3  Legal Proceedings.............................................10
Item 4  Submission of Matters to a Vote of Security Holders...........10



                                    PART II

Item 5  Market for the Registrant's Common Equity and
          Related Shareholder Matters.................................10
Item 6  Selected Financial Data.......................................10
Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................10
Item 8  Financial Statements and Supplementary Data...................11
Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................11



                                    PART III

Item 10 Directors and Executive Officers of the Registrant............11
Item 11 Executive Compensation........................................14
Item 12 Security Ownership of Certain Beneficial Owners
          and Management..............................................14
Item 13 Certain Relationships and Related Transactions................14



                                    PART IV

Item 14 Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..........................................14

     Signatures.......................................................19

                            AMERICAN STORES COMPANY

                                   FORM 10-K

                                     PART I

Cautionary Note

This report and certain of the documents incorporated herein by reference contain certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; the ability of the Company to implement the Company's Delta initiatives in accordance with the currently contemplated schedule and budget; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; and changes in economic conditions which affect the buying patterns of the Company's customers.

Item 1  Business

       HISTORY
       American Stores Company (the Company), a Delaware corporation, traces its roots to 1939 with the purchase of four drug stores in Utah, Idaho and Montana and was incorporated in Delaware in 1965 under the name of Skaggs Drug Centers, Inc. The Company grew initially through the acquisition of additional drug stores and, from 1969 through 1977, through a partnership with Albertson's that developed food and drug combination stores. In 1979, in order to enhance its food retailing capabilities, the Company acquired American Stores Company, including Acme Markets, and adopted the American Stores Company name. In 1984 Jewel Companies, Inc. was acquired by the Company, adding Jewel Food Stores and the Osco and Sav-on drug stores. In 1988, the Company acquired Lucky Stores, Inc. which currently operates stores in California and Nevada.

       After each acquisition mentioned above, the Company has reviewed the consolidated group and disposed of selected stores and divisions to reduce debt as well as to focus on growth opportunities available to the remaining entities. Past major dispositions have included: the Rea & Derick drug chain, two groups of food stores in Arizona, Kash n' Karry, Buttrey Food and Drug, Alpha Beta Company, 74 Jewel Osco combination stores in Texas, Florida, Oklahoma and Arkansas, 51 Osco drug stores in the intermountain region, the 33-store Star Market food division and 45 Acme Markets stores.


                                PART I - (Continued)

Item 1  Business - (Continued)

       OPERATIONS
       The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's principal food operations are Acme Markets, Jewel Food Stores, Lucky Stores Northern California Division and Southern California Division and Jewel Osco Southwest (the food store operations). The Company's drug stores operate under the Osco Drug and Sav-on names (the drug store operations).

       The Company is one of the nation's leading food and drug retailers, operating stand-alone food and drug stores and combination food/drug store units. The Company's operations are generally located in major metropolitan markets where they hold leading market positions (generally first or second in overall market share). At year-end 1996, the Company operated 1,695 stores in 27 states, including 166 combination stores which are jointly operated by a food store division and a drug store division and are counted as two separate stores.

       The following is a summary of stores by state and operating company as of February 1, 1997:

                             Jewel Lucky Stores Lucky Stores
                   Acme       Food  Northern CA  Southern CA   Jewel Osco       Osco
State           Markets     Stores     Division     Division    Southwest       Drug     Sav-on  Total

Arizona                                                                           68                68
Arkansas                                                                           5                 5
California                                  186          225                                281    692
Delaware             15                                                                             15
Illinois                       176                                               230               406
Indiana                          6                                                61                67
Iowa                             2                                                25                27
Kansas                                                                            26                26
Kentucky                                                                           1                 1
Maine                                                                              1                 1
Maryland             12                                                                             12
Massachusetts                                                                     47                47
Michigan                                                                           1                 1
Minnesota                                                                          1                 1
Missouri                                                                          31                31
Montana                                                                            8                 8
Nebraska                                                                          14                14
Nevada                                                    22                       5         25     52
New Hampshire                                                                     19                19
New Jersey           78                                                                             78
New Mexico                                                             12                           12
North Dakota                                                                       6                 6
Pennsylvania         77                                                                             77
South Dakota                                                                       3                 3
Vermont                                                                            1                 1
Utah                                                                    1                            1
Wisconsin                        1                                                23                24

Total Stores        182        185       186             247           13        576        306  1,695


                              PART I - (Continued)

Item 1  Business - (Continued)

       See "Item 2 Properties" for additional information concerning properties of the registrant.

       The Company tailors the merchandising and advertising of its stores to the demographics in each area it serves. The merchandise sold by the Company's retail food and combination food/drug stores includes food and drug items, such as prescription drugs, health and beauty aids and sundry merchandise.

       The combination stores and many of the food stores include specialty departments such as delicatessens, bakeries, seafood departments and pharmacies. The Company's private label programs include such brands as "Lady Lee" at Lucky stores, "Lancaster" meats and "Acme" groceries at Acme, "Jewel" at Jewel stores and "Osco" and "Sav-on" at Osco and Sav-on stores, respectively. "President's Choice" in the food store operations and "American Premier" in the drug store operations are used as premium brands while "Value Wise" is now the budget brand across all the food and drug operations.

       COMPETITION
       In all areas in which the Company operates, the business is highly competitive, with competition from local and national supermarket and drug store chains, as well as independent stores. Competition also includes such retailers as convenience stores, warehouse stores and membership or club stores. Some of the Company's largest competitors in various regions are Dominicks, Long's, Pathmark, Ralphs, Safeway, Thrifty-PayLess, Vons and Walgreens. Principal competitive factors in the industry include store location, the price and quality of products, variety of selection, quality of service and store image, including cleanliness and promotions.

       The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's food and drug stores collectively operate in nine of the 25 largest U.S. metropolitan areas (Source: Progressive Grocer 1997 Market Scope) and hold a leading market position (generally first or second in overall market share) in each. These market areas include: Los Angeles-Long Beach, Chicago, Philadelphia, Boston, Riverside-San Bernardino, San Diego, Orange County, Phoenix and Oakland.

       SEASONALITY
       The Company is subject to effects of seasonality. Food and drug store sales are higher in the Company's fourth quarter than other quarters due to the holiday season. The Company's drug store sales
                              PART I - (Continued)

Item 1  Business - (Continued)

       are also generally higher in the Company's fourth quarter in connection with the increase in cold and flu occurrences.

       EMPLOYEES
       At year-end 1996, the Company had approximately 127,000 full and part-time employees. Approximately 76% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 118 such agreements, typically having three to five-year terms. Accordingly, the Company renegotiates a significant number of these agreements every year.

       INCORPORATION BY REFERENCE
       The section entitled "Fiscal Year" in the Notes to Consolidated Financial Statements on page 36, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 and the section entitled "Contingencies" on page 45 of the Annual Report are incorporated herein by reference.

Item 2  Properties

       The Company categorizes its retail stores into the following types: supermarkets, combination food/drug stores and drug stores. At year-end 1996, the Company operated 577 supermarkets, 399 combination stores and 719 drug stores. The 399 combination stores include 166 combination stores which are jointly operated by a food store division and a drug store division and are counted as two separate stores. The remaining 67 combination stores are operated solely by the Company's food store operations.

       The supermarket category includes grocery stores and expanded stores that offer service departments but do not meet the definition of a combination store. Combination stores are stores with 40,000 or more square feet; they include a pharmacy department and have an expanded selection of food, drug and general merchandise. Supermarkets average approximately 32,700 square feet. Combination stores average approximately 58,300 square feet. Stand-alone drug stores average approximately 18,900 square feet.

       The Company owns approximately 28% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. The Company also owns, or controls through long-term leases, its distribution, warehouse and maintenance support facilities. At year-end 1996, owned property with a net book value of approximately $186.8 million was collateralized by loans secured by real estate of approximately $77.4 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

                              PART I - (Continued)

Item 2    Properties - (Continued)

       Throughout the country, the Company leases and owns distribution centers, fleet maintenance shops and warehouses for merchandise such as dry grocery, produce, frozen foods and general merchandise. These facilities support the Company's retail outlets.

       The Company also owns or leases office space, owns land for future development and operates dairies, bakeries and other manufacturing or processing facilities that supply many of its retail outlets with a variety of private label merchandise. Manufacturing facilities operate at levels of production required to meet the demands of customers at the Company's retail locations.

       At year-end 1996, the store counts by various types of stores and total square footage were as follows:

                                    Store Count by Type of Stores

                                   Super-
                                  markets Combination         Drug      Total

Food Store Operations:
    Acme Markets                      136          46                     182
    Jewel Food Stores (1)              32         153                     185
    Lucky Stores - North(1)           180           6                     186
    Lucky Stores - South(1)           228          19                     247
    Jewel Osco Southwest                1           9            3         13
Total Food Store Operations           577         233            3        813
Drug Store Operations:
    Osco Drug (1)                                 153          423        576
    Sav-on (1)                                     13          293        306
Total Drug Store Operations             0         166          716        882
    Total                             577         399          719      1,695

   (1) The 399 combination stores include 166 combination stores which are jointly operated by a food store division and a drug store division and are counted as two separate stores. The remaining 67 combination stores are operated solely by the Company's food store operations.



                              PART I - (Continued)

Item 2  Properties - (Continued)

                                                      Total
                                                Square Feet
          Retail Locations                     in Thousands

          Food Store Operations:
             Acme Markets                             6,056
             Jewel Food Stores                        6,576
             Lucky Stores - North                     6,278
             Lucky Stores - South                     9,611
             Jewel Osco Southwest                       665
          Total Food Store Operations                29,186

          Drug Store Operations:
             Osco Drug                               10,425
             Sav-on                                   6,227
          Total Drug Store Operations                16,652

          Total Retail Locations                     45,838

       At year-end 1996, the location and type of the Company's warehouse, distribution and maintenance facilities and their respective sizes were as follows:

                                                                       Total
                                                                 Square Feet
Location                       Type                             in Thousands

Arizona       Phoenix          Home Health Care                           10
California    Vacaville        Grocery                                   871
              San Leandro      Meat, Produce, Frozen Food, Bulk          744
              Buena Park       Grocery, Non-Food, Meat, Frozen Food    1,160
              Irvine           Grocery, Produce                          994
              Anaheim          General Merchandise, Liquor               474
              La Habra         General Merchandise, Liquor, Bulk         418
              Ontario          General Merchandise, Bulk                 262
              Fontana          Liquor, Wine & Tobacco                    219
              Fullerton        General Merchandise                       216
Illinois      Melrose Park     Grocery, Fresh Food, Storage            1,618
              Elk Grove        General Merchandise, Health & Beauty      478
              Alsip            Paper, Promotional                        256
              Franklin Park    General Merchandise                        48
Indiana       Indianapolis     Liquor, Wine & Tobacco                     22
Nevada        Las Vegas        Liquor, Wine & Tobacco                     30
Pennsylvania  Philadelphia     Grocery, Produce                        1,089
              Lancaster        General Merchandise                       537
Utah          Payson           Fixtures                                   80

Total Warehouse, Distribution and Maintenance Facilities               9,526



                              PART I - (Continued)

Item 2  Properties - (Continued)

       The Company operated 9 manufacturing or processing facilities at year-end 1996 as follows:

        Type of Facility Number of Plants and Locations

        Bakery         3-Melrose Park, Illinois; San Leandro, California;
                       Buena Park, California
        Dairy          4-Sacramento, California; San Leandro, California;
                       Buena Park, California; Escondido, California
        Ice Cream      1-Buena Park, California
        Fixture Shop   1-Payson, Utah

       See also Item 1, Business, for Additional Information on Properties of the Registrant.

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 of the Annual Report is incorporated herein by reference.

Item 3  Legal Proceedings

       The section entitled "Legal Proceedings" on page 45 of the Annual Report is incorporated herein by reference.

Item 4  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the security holders of the Company for a vote during the quarter ended February 1, 1997.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 of the Annual Report is incorporated herein by reference.
                             PART II - (Continued)

Item 8  Financial Statements and Supplementary Data

       The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Auditors and the selected quarterly financial data of the Company presented on pages 30 to 47 of the Annual Report, are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

       There is hereby incorporated by reference the information under the captions "Election of Directors", "Information Regarding the Nominees Standing for Election in 1997" in the Proxy Statement.

       In addition to the information regarding Directors and Executive Officers set forth above, the following represents information regarding Executive Officers of the registrant as of March 29, 1997:

Officer                 Offices Held                                     Age

David L. Maher          Chief Operating Officer of the registrant         57
                        since March 1995 and President since June
                        1995; Senior Executive Vice President and
                        Chief Operating Officer-Drug from March 1993 to March 1995; Chairman of the Board and Chief
                        Executive Officer of American Drug Stores, Inc.
                        from prior to February 1992 to March 1993.

Kent T. Anderson        Chief Operating Officer - Strategy and            43
                        Development of the registrant since August
                        1995; Chief Strategy Officer from March 1995 to August 1995; Executive Vice President and
                        General Manager - American Stores Properties,
                        Inc. from March 1993 to March 1995; Executive
                        Vice President and General Counsel from prior to February 1992 to March 1993.

Teresa Beck             Chief Financial Officer of the registrant         42
                        since March 1995; Executive Vice President and Chief Financial Officer from June 1994 to March 1995; Executive Vice President Finance from March 1994 to June 1994; Executive Vice
                        President Administration from March 1992 to
                        March 1994.  Assistant Secretary from June
                        1989 until March 1995.

                             PART III - (Continued)

Item 10 Directors and Executive Officers of the Registrant - (Continued)
Officer                 Offices Held                                     Age

James R. Clark          Chief Planning Officer of the registrant since    53
                        March 1995; Senior Vice President Strategy and
                        Change Management from December 1993 to March
                        1995.  Senior Vice President Marketing and
                        Planning, Lucky Stores, Inc. from prior to
                        February 1992 to December 1993.

Kathleen E. McDermott   Chief Legal Officer of the registrant since       47
                        May 1995 and Assistant Secretary since June
                        1993; Executive Vice President and General
                        Counsel from June 1993 to May 1995; Partner of the law firm of Collier, Shannon, Rill &
                        Scott from prior to 1992 to June 1993.

Edward J. McManus       Chief Operating Officer - Procurement &           51
                        Logistics since March 1997; Senior Vice
                        President and General Manager - Jewel Food
                        Stores from April 1995 to March 1997; Senior
                        Vice President Operations of Jewel Food
                        Stores, Inc. from July 1994 to April 1995;
                        Vice President - Distribution of Jewel Food
                        Stores, Inc. from April 1992 to July 1994.

Stephen L. Mannschreck  Chief Human Resources Officer of the registrant   51
                        since March 1995; Executive Vice President
                        Human Resources from June 1994 to March 1995;
                        Executive Vice President and General Manager
                        - Osco Drug from March 1993 to June 1994;
                        Executive Vice President and Chief Operating
                        Officer of the Osco Division of American Drug
                        Stores, Inc. from prior to February 1992 to March 1993.

Francis J. Raucci       Chief Labor Officer of the registrant since       60
                        May 1995; Executive Vice President Chief Labor
                        Counsel from June 1994 to May 1995; Senior Vice
                        President and Chief Labor Counsel from December
                        1993 to June 1994; Senior Vice President and
                        Assistant General Counsel from prior to February
                        1992 to December 1993.



                             PART III - (Continued)

Item 10 Directors and Executive Officers of the Registrant - (Continued)

Officer                 Offices Held                                     Age

Martin A. Scholtens     Chief Operating Officer - Retail of the           54
                        registrant since March 1995; Executive Vice
                        President and General Manager - Lucky Southern
                        California Division from March 1994 to March
                        1995; Executive Vice President and General
                        Manager - Acme from March 1993 to March 1994;
                        President of Acme Markets, Inc. from prior to February 1992 to March 1993.

Jack Lunt               Senior Vice President of the registrant since     52
                        March 1993; Vice President from April 1989 to
                        March 1993.  Assistant General Counsel and
                        Secretary since April 1989.

J. Greg Spencer         Senior Vice President, Treasurer and Assistant    40
                        Secretary of the registrant since June 1995;
                        Vice President, Corporate Transactions and
                        Senior Counsel from March 1992 to June 1995.

Bradley M. Vierig       Senior Vice President of the registrant since     39
                        June 1995 and Controller since March 1994;
                        Vice President and Assistant Treasurer from
                        August 1992 to March 1994; Vice President
                        Corporate Financial Planning from prior to February 1992 to August 1992.


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

Item 12 Security Ownership of Certain Beneficial Owners and Management

       There is hereby incorporated by reference the information under the caption "Beneficial Ownership of Securities" and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.

Item 13 Certain Relationships and Related Transactions

       There is hereby incorporated by reference the information under the captions "Information Regarding the Nominees Standing for Election in 1997", "Footnotes to the Foregoing Information Regarding Nominees for Director of the Company", "Directors' Compensation", and "Other Information Pertaining to Directors and Executive Officers" in the Proxy Statement.
                                    PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) -     Financial Statements

       The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report, are incorporated by reference in Item 8:

       Consolidated Statements of Earnings for the fiscal years 1996, 1995 and 1994;

       Consolidated Balance Sheets as of the end of fiscal years 1996, 1995 and 1994;

       Consolidated Statements of Cash Flows for the fiscal years 1996, 1995 and 1994;

       Consolidated Statements of Shareholders' Equity for the fiscal years 1996, 1995 and 1994;

       Notes to Consolidated Financial Statements.


                             PART IV - (Continued)

Item 14(a)(2) -     Supplementary Data and Financial Statement Schedules

       The supplementary data entitled "Quarterly Results (Unaudited)" on page 47 of the Annual Report is incorporated by reference in Item 8.
       In response to Item 14(d), all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14(a)(3) -     Exhibits


In response to Item 14(c), the following exhibits are submitted as a separate section of this report:

3.1 The restated Certificate of Incorporation of American Stores Company, as amended is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the fiscal year ended February 3, 1996 as filed with the Commission on April 14, 1996.

3.2 The By-Laws of American Stores Company as amended, are incorporated herein by reference to Form 8-K filed with the Commission on September 29, 1996.

4.1 The Rights Agreement dated March 8, 1988 between the Company and First Chicago Trust Company of New York, formerly Morgan Shareholder Services Trust Company, as Rights Agent, and the amendments thereto, are incorporated by reference to the Registrant's Registration Statement on Form 8-A as filed with the Commission on March 16, 1988, and Amendment Nos. 1, 2, 3, 4 and 5 to such Registration Statement filed on March 28, 1990, July 17, 1991, May 17, 1994, July 3, 1996 and February 25, 1997,
     respectively.

4.2 Senior Indenture dated May 1, 1995 between the Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q as filed with the Commission on June 12, 1995.

4.3  Form of 7-1/4% Debenture due 2005 is incorporated herein by reference to
     Exhibit 4.2 of Form 10-Q as filed with the Commission on June 12, 1995.

4.4  Form of 8.0% Debenture Due 2026 is incorporated herein by reference to
     Exhibit 4.1 of Form 10-Q as filed with the Commission on September 17,
     1996.

10.1 Credit Agreement ($1.5 billion five-year revolving credit facility) dated as of March 28, 1997 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent.

                             PART IV - (Continued)

Item 14(a)(3) -     Exhibits (Continued)

10.2 Credit Agreement ($500 million 364-day revolving credit facility) dated as of March 28, 1997 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent.

10.3 Amended and Restated Retirment Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 of Form 10-K as filed with the Commission on April 26, 1995. *

10.4 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 to Form 8 as filed with the Commission on July 12, 1991. *

10.5 Supplemental Executive Retirement Plan as amended and restated on June 24, 1994 is incorporated herein by reference to Exhibit 10.4 of Form 10-K as filed with the Commission on April 26, 1995. *

10.6 Third Amendment to the American Stores Company Supplemental Executive Retirement Plan dated August 16, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed with the Commission on September 17, 1996.

10.7 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-32150) filed with the Commission on November 16, 1989. *

10.8 Amendment to the 1989 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed with the Commission on December 17, 1996.

10.9 Amendment to the 1989 Stock Option and Stock Award Plan, dated April 7, 1997. *

10.10 The 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-08801) filed with the Commission on September 22, 1986. *

10.11 Amendment to the 1985 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed with the Commission on December 17, 1996.

10.12 American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit A to the Registrant's 1992 Proxy Statement filed with the Commission on May 7, 1992. *

10.13 American Stores Company Board of Directors Stock Purchase Incentive Plan as Amended and Restated is incorporated herein by reference to Exhibit
     10.11 of Form 10-K as filed with the Commission on April 26, 1995.  *

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report

                             PART IV - (Continued)

Item 14(a)(3) -     Exhibits (Continued)

10.14 Description of Key Management Long-Term Performance Incentive Plan (1995-1997) is incorporated by reference to Exhibit 10.13 of Form 10-K as filed with the Commission on April 26, 1995. *

10.15 Amendment to the Key Management Long-Term Performance Incentive Plan (1995-1997) and (1994-1996) dated July 25, 1996 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.16 Form of Employment Agreement together with Schedule of eighteen officers who entered into Employment Agreements with Company is incorporated herein by reference to Exhibit 10.14 of Form 10-K as filed with the Commission on April 26, 1995. *

10.17 Form of Amendment to Employment Agreement together with Schedule of fifteen officers who entered into Amendment to Employment Agreements with the Company is incorporated herein by reference to Exhibit 10.4 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.18 Consulting agreement between the Company and L.S. Skaggs is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed with the Commission on December 11, 1995.*

10.19 Form of Employment Agreement together with Schedule of eleven officers who entered into Employment Agreements with the Company dated as of July 25, 1996 is incorporated herein by reference to Exhibit 10.5 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.20 Description of Key Management Long-Term Performance Incentive Plan (1996-1998) is incorporated herein by reference to Exhibit 10.6 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.21 Form of Employment Agreement together with Schedule of two executive officers who entered into Employment Agreements with the Company dated as of July 25, 1996 is incorporated herein by reference to Exhibit 10.7 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.22 Amendment to the Employment Agreement with Victor L. Lund, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed with the Commission on December 17, 1996. *

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report



                             PART IV - (Continued)

Item 14(a)(3) -     Exhibits (Continued)
11.  Calculation of earnings per share.

12.  Computation of ratio of earnings to fixed charges.

13. Exhibit 13 consists of pages 25 to 47 and page 1 of American Stores Company's 1996 Annual Report to Shareholders which are numbered as pages 1 to 31 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 1--pages 17, 3 through 10 and 29; Item 2--pages 3 through 10; Item 3--page 29 ; Item 5--page 1; Item -6--page 2; Item 7--pages 3 through 10; Item 8--pages 11 through 31; and
     Item 14--pages 12 through 31.

22.  Subsidiaries of the Registrant.

24.  Consent of Ernst & Young LLP.

27.  Financial Data Schedule.
     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.


Item 14(b) -   Reports on Form 8-K filed during the last quarter of 1996-
     None.

                            AMERICAN STORES COMPANY

                                   FORM 10-K



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                American Stores Company



By (Signature and Title):   /s/Kathleen McDermott             April 14, 1997
                            Kathleen McDermott,
                            Chief Legal Officer and
                            Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Victor L. Lund        Chairman of the Board and              April 14, 1997
Victor L. Lund           Chief Executive Officer
                         (Principal Executive Officer)


/s/Teresa Beck           Chief Financial Officer                April 14, 1997
Teresa Beck              (Principal Financial Officer)



/s/Bradley M. Vierig     Senior Vice President and              April 14, 1997
Bradley M. Vierig        Controller
                         (Principal Accounting Officer)


                            AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Victor L. Lund               Director, Chairman of          April 14, 1997
Victor L. Lund                   the Board and Chief
                                 Executive Officer


/s/ Henry I. Bryant              Director                      April 14, 1997
Henry I. Bryant


/s/ Louis H. Callister           Director                      April 14, 1997
Louis H. Callister


/s/ Arden B. Engebretsen         Director                      April 14, 1997
Arden B. Engebretsen


/s/ James B. Fisher              Director                      April 14, 1997
James B. Fisher


/s/ Fernando R. Gumucio          Director                      April 14, 1997
Fernando R. Gumucio


/s/ Leon G. Harmon               Director                      April 14, 1997
Leon G. Harmon


/s/ Donald B. Holbrook           Director                      April 14, 1997
Donald B. Holbrook

/s/ John E. Masline              Director                      April 14, 1997
John E. Masline

                            AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures (Continued)



/s/ Barbara S. Preiskel          Director                      April 14, 1997
Barbara S. Preiskel


/s/ J. L. Scott                  Director                      April 14, 1997
J. L. Scott


/s/ Arthur K. Smith              Director                      April 14, 1997
Arthur K. Smith

                            AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures (Continued)


/s/ Pamela G. Bailey             Director                      April 14, 1997