Form 10-Q
period 1997-05-03
AMERICAN STORES CO /NEW/
filed 1997-06-13
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934
For the quarterly period ended     May 3, 1997


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1997: Common Stock, Par Value $1.00 - 136,147,138 shares.
Part I. Financial Information

Item 1. Financial Statements




                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                     Thirteen Weeks Ended


                                                  May 3,            May 4,
                                                   1997              1996


Sales                                           $4,747,644        $4,580,028

Cost of merchandise sold, including
   warehousing and transportation expenses       3,496,839         3,384,852


Gross profit                                     1,250,805         1,195,176

Operating expenses                               1,064,647         1,038,362


Operating profit                                   186,158           156,814

Other income (expense):
   Interest expense                                (50,796)          (39,733)
   Other                                           (51,796)           (5,747)


      Net other income (expense)                  (102,592)          (45,480)

Earnings before income taxes                        83,566           111,334

Federal and state income taxes                      49,341            47,094


Net earnings                                    $   34,225        $   64,240



Net earnings per share                          $     0.24        $     0.44



Average shares outstanding                         143,119           146,326

Dividends per share                                  $0.16             $0.16


See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)

                                                 May 3,            February 1,
                                                  1997                1997


Current Assets:
  Cash and cash equivalents                   $  123,000          $   37,467
  Inventories                                  1,657,423           1,725,542

Other current assets                             392,455             403,487

    Total current assets                       2,172,878           2,166,496

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,440,943 on May 3, 1997 and
  $2,361,255 on February 1, 1997               3,787,650           3,653,713

Goodwill                                       1,651,884           1,665,242
Other assets                                     327,495             395,954

    Assets                                    $7,939,907          $7,881,405


Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                 $   79,014          $   66,003
  Accounts payable                               943,550             851,285
  Other current liabilities                      697,598             884,393

    Total current liabilities                  1,720,162           1,801,681

Long-term debt and obligations under capital
  leases, less current maturities              3,196,733           2,613,144
Other liabilities                                925,661             931,153

Shareholders' Equity - shares outstanding of
  136,147,911 on May 3, 1997 and
  145,914,641 on February 1, 1997              2,097,351           2,535,427

    Liabilities and Shareholders' Equity      $7,939,907          $7,881,405


     See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)

                                                    Thirteen Weeks Ended

                                                  May 3,             May 4,
                                                   1997               1996

Cash Flows from Operating Activities:

Net earnings                                    $   34,225          $  64,240
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  113,372            107,700
    Net loss on asset sales                            242              3,541
    Changes in operating assets and liabilities     43,543           (143,193)

Total adjustments                                  157,157            (31,952)

Net cash provided by operating activities          191,382             32,288


Cash Flows from Investing Activities:

Expended for property, plant and equipment        (231,017)          (169,553)

Proceeds from sale of other assets                   5,467             12,802

Net cash used in investing activities             (225,550)          (156,751)


Cash Flows from Financing Activities:

Issuance of new public debt                        300,000
Other increase in borrowings                       292,002            144,622
Other changes in equity                              5,133              9,507
Repurchase of common stock from major stockholder (550,000)
Issuance of common stock for overallotments         95,914
Repurchase of common stock                                            (23,916)
Cash dividends                                     (23,348)           (23,428)

Net cash provided by financing activities          119,701            106,785

Net Increase (decrease) in cash and cash
  equivalents                                       85,533            (17,678)

Cash and cash equivalents:
  Beginning of year                                 37,467            102,422

  End of quarter                                 $ 123,000          $  84,744



Supplementary Information - Statements of Cash Flows:

Cash paid during the quarter for:
Interest (net of amounts capitalized)             $ 47,992           $ 43,632
Income taxes, net of refunds                      $ 46,857           $ 22,122

See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                  May 3, 1997


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of May 3, 1997 and February 1, 1997 and the results of its operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 1, 1997.

Net Earnings Per Share

Earnings per share are determined by dividing the year-to-date weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation of primary earnings per share since they have no material dilutive effect on per share figures.

New Accounting Standard

In February 1997 a new statement, "Earnings per Share" (FAS 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

Employee Stock Purchase Plan (ESPP)

During the quarter, 119,081 shares were issued under the ESPP at $34.64 per share. As of May 3, 1997, 578,000 shares have been issued under the ESPP and
6.4 million shares remained authorized for issuance.

Debt

On May 2, 1997, the Company issued debentures totaling $300 million, $100 million of 7.9% debentures due May 1, 2017 at 99.961% to yield 7.904% and $200 million of 7.5% debenture due May 1, 2037 at 99.712% to yield 7.537%. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.


Part I - Financial Information (continued)

Repurchase of Common Stock

On April 8, 1997, the Company (i) repurchased 12.2 million shares of its common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts (the Selling Stockholders) for an aggregate price of $550 million and
(ii) sold 2.3 million shares of common stock for net proceeds of $95.9 million pursuant to the exercise of an overallotment option by the underwriters in connection with a public offering of 15.4 million shares by the Selling Stockholders. On April 8, 1997 the Company also recorded non-recurring charges totaling $33.9 million, or $0.22 per share, related to expenses incurred by the Selling Stockholders which were reimbursed by the Company.


Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the first quarter of 1997 and 1996 are presented in the table below. Total sales in the food store operations increased primarily due to increased capital spending over the past few years. Total sales at the drug store operations increased due to stronger pharmacy sales and increased spending on new stores. Comparable store sales increased 1.8% over 1996 due to strong drug store pharmacy and general merchandise sales offset by a slight decrease in food store comparable sales caused by increased competition and soft Easter sales in 1997.

                                                     Total Sales
                                                   13 Weeks Ended

                            Comparable Store     May 3,        May 4,
                             Sales % Change       1997          1996

Food store operations             (0.1)%      $3,341,980     $3,321,758
Drug store operations              6.8%        1,396,305      1,252,266
Other                                              9,359          6,004
Total sales                        1.8%       $4,747,644     $4,580,028

 Food store operations include Acme Markets, Jewel Food Stores, Lucky
   Northern California Division, Lucky Southern California Division and
   Jewel Osco Southwest.
 Drug store operations include Osco Drug and Sav-on.
 Comparable store sales include sales from stores that have been open at least one year, including replacement stores.

Gross profit as a percent of sales increased to 26.3% in the first quarter of 1997, compared to 26.1% in the first quarter of 1996. The food store operations gross profit percentage increased primarily due to lower cost of goods resulting from centralized buying and a more profitable mix resulting from better promotional efforts. Drug store operations gross profit percentage remained relatively flat. Pharmacy and general merchandise margins were higher than the prior year, however these were offset by increased warehouse and distribution costs due to consolidation of warehouses in southern California.

Operating expenses as a percent of sales were 22.4% and 22.7% in the first quarter of 1997 and 1996, respectively. Operating expenses decreased in the food and drug store operations due to improved expense control, lower insurance costs and improved labor efficiency.

Total operating profit for the first quarter of 1997 and 1996 are presented in the table below. Operating profit was 3.9% of sales in 1997 and 3.4% of sales in 1996 reflecting higher operating profit percentages for the Company's food store operations due to improved buying and promotional programs and better cost controls in both the food and drug store operations. These increases were achieved in spite of the additional costs incurred in opening 129 new stores since the first quarter of 1996.

                                             13 Weeks Ended
                                     May 3,               May 4,
                                      1997                 1996

Operating Profit:
Food store operations               $153,220              $131,201
Drug store operations                 59,633                52,960
LIFO                                  (8,000)               (8,000)
Purchase accounting amortization     (19,340)              (19,421)
Other                                    645                    74
Total operating profit              $186,158              $156,814

Interest expense was $50.8 million in the first quarter of 1997 compared to $39.7 million in the first quarter of 1996. Outstanding debt levels and average interest rates were higher during the first quarter of 1997 due primarily to increased capital expenditures and the financing of the stock repurchase from the Skaggs' interests.

Other non-operating expenses includes a $47.3 million ($.28 per share) one-time expense including $33.9 million, pre-tax, or $.22 per share, after tax, related to underwriting fees, legal fees and other expenses incurred in connection with the secondary stock offering to the public of shares owned by the family of former chairman L.S. Skaggs and certain family and charitable trusts. The remaining charges of $13.4 million, pre-tax, or $.06 per share, after tax, were non-recurring charges related to the sale of the Company's communications subsidiary.

The Company's effective income tax rate was 59.0% in the first quarter of 1997 compared to 42.3% in the prior year. The current year effective tax rates are higher due to the one-time expenses. The effective tax rate excluding one-time items was 43.0%.

Net earnings per share amounted to $0.24 per share in the first quarter of 1997 and $0.44 per share in the same quarter of the prior year.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $.41 per share, during 1996 related primarily to its Delta initiatives. As of the first quarter of 1997, the Company charged $24.2 million against the reserve, of which $12.3 million related to asset impairment and $2.3 million related to termination benefits paid during the thirteen week period ended May 3, 1997. There have been four people terminated over the course of the restructuring compared to the Company's estimate of 445 people. The consolidation of administrative, buying and warehouse functions and the disposal of the related impaired assets are expected to be complete in 1998.

Part I - Financial Information (continued)

Liquidity and Capital Resources

Cash provided by operating activities increased from $32.3 million to $191.4 million in the first thirteen weeks of 1997 compared to the same period of 1996. Cash flows from operating assets and liabilities increased by $186.7 million due primarily to improved accounts payable. The balance of the change is due primarily to changes in the other components of working capital and are not indicative of long-term trends.

Cash capital expenditures for the first thirteen weeks of 1997 and 1996 amounted to $231.0 million and $169.6 million, respectively. Total capital expenditures including the net present value of leases amounted to $255.7 million in 1997, compared to $181.3 million in 1996. For the first quarter of 1997, 17 new stores were opened (including 4 jointly operated combination stores, which are each counted as two separate stores), 13 stores were closed and 6 stores were remodeled. Capital expenditures for fiscal 1997 are expected to approximate $1.0 billion and will be funded from cash flows from operations and existing credit facilities. The Company currently plans to open 100 new stores and remodel 100 stores in 1997, including 20 new combination stores and 20 remodeled combination stores that are jointly operated and are each counted as two separate stores.

On April 8, 1997, the Company (i) repurchased 12.2 million shares of its common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts (the Selling Stockholders) for an aggregate price of $550 million and
(ii) sold 2.3 million shares of common stock for net proceeds of $95.9 million pursuant to the exercise of an overallotment option by the underwriters in connection with a public offering of 15.4 million shares by the Selling Stockholders. On April 8, 1997 the Company also recorded non-recurring charges totaling $33.9 million, or $0.22 per share, related to expenses incurred by the Selling Stockholders which were reimbursed by the Company.

On March 28, 1997, the Company increased the capacity of its revolving credit facility from $1 billion to $2 billion, which includes a $1.5 billion five-year revolving credit facility and a $500 million 364-day revolving credit facility, in order to finance the $550 million Repurchase.

On May 2, 1997, the Company issued debentures totaling $300 million, $100 million of 7.9% debentures due May 1, 2017 at 99.961% to yield 7.904% and $200 million of 7.5% debenture due May 1, 2037 at 99.712% to yield 7.537%. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

The net increase in debt of $596.6 million in the first quarter of 1997 is compared to a net increase of $144.6 million in the same quarter of 1996. The increase in 1997 is due to the increased capital spending program and the Repurchase.

Part I - Financial Information (continued)

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facilities, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

New Accounting Standard

In February 1997 a new statement, "Earnings per Share" (FAS 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

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

Cautionary Note

This report contains certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; the ability of the Company to implement the Company's Delta initiatives in accordance with the currently contemplated schedule and budget; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; and changes in economic conditions which affect the buying patterns of the Company's customers.

Part II - Other Information

Item 1.Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended February 1, 1997.

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

Item 6.  Exhibits and Reports on Form 8-K --

         (a)  Exhibits --

              11.1   Calculations of earnings per share.
              27.1   Financial Data Schedule.

       (b) Reports on Form 8-K filed during the quarter --

           The Company filed a report on Form 8-K dated February 21, 1997 reporting the Stock Purchase Agreement, dated as of February 20, 1997, by and among the Company and L.S. Skaggs, Aline W. Skaggs and certain family and charitable trusts and the Registration Rights Agreement, dated as of February 20, 1997, by and among the Company and the certain named sellers.

           The Company filed a report on Form 8-K dated April 1, 1997, as amended on April 3, 1997, reporting the Company's Audited Consolidated Financial Statements (incorporated by reference in Amendment No. 2 of the Company's Registration Statement on Form S-3 (File No. 333-22701)).



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        American Stores Company
                                        (Registrant)



Dated June 13, 1997                   /s/ Teresa Beck

                                         Teresa Beck
                                    Chief Financial Officer
                                 (Principal Financial Officer)


Dated June 13, 1997               /s/ Kathleen E. McDermott

                                       Kathleen E. McDermott
                          Chief Legal Officer and Assistant Secretary



Dated June 13, 1997                    /s/ Bradley M. Vierig

                                          Bradley M. Vierig
                              Senior Vice President and Controller
                                   (Chief Accounting Officer)