Form 10-Q
period 1997-08-02
AMERICAN STORES CO /NEW/
filed 1997-09-16
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934
For the quarterly period ended     August 2, 1997


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 29, 1997: Common Stock, Par Value $1.00 - 273,022,770 shares.

Part I. Financial Information

Item 1. Financial Statements

                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                    Thirteen Weeks Ended

                                                 August 2,         August 3,
                                                   1997              1996

Sales                                           $4,763,174        $4,625,066

Cost of merchandise sold, including
   warehousing and transportation expenses       3,476,725         3,398,738

Gross profit                                     1,286,449         1,226,328

Operating expenses                               1,074,017         1,038,674

Operating profit                                   212,432           187,654

Other income (expense):
   Interest expense                                (56,709)          (42,421)
   Other                                             2,097            (1,163)

      Net other income (expense)                   (54,612)          (43,584)

Earnings before income taxes                       157,820           144,070

Federal and state income taxes                      67,863            60,941

Net earnings                                    $   89,957        $   83,129

Net earnings per share                               $0.33             $0.28

Average shares outstanding                         272,539           291,429

Dividends per share                                  $0.09             $0.08


See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                    Twenty-Six Weeks Ended

                                                 August 2,         August 3,
                                                   1997              1996


Sales                                           $9,510,818        $9,205,094

Cost of merchandise sold, including
   warehousing and transportation expenses       6,973,564         6,783,590

Gross profit                                     2,537,254         2,421,504

Operating expenses                               2,138,664         2,077,036

Operating profit                                   398,590           344,468

Other income (expense):
   Interest expense                               (107,505)          (82,154)
   Other                                           (49,699)           (6,910)

      Net other income (expense)                  (157,204)          (89,064)

Earnings before income taxes                       241,386           255,404

Federal and state income taxes                     117,204           108,035

Net earnings                                    $  124,182        $  147,369

Net earnings per share                               $0.45             $0.50

Average shares outstanding                         279,388           292,041

Dividends per share                                  $0.17             $0.16


See accompanying notes to consolidated condensed financial statements.


                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)

                                                 August 2,        February 1,
                                                   1997               1997
Assets
Current Assets:
  Cash and cash equivalents                   $   31,101           $  37,467
  Inventories                                  1,560,445           1,725,542
  Other current assets                           439,801             403,487

    Total current assets                       2,031,347           2,166,496

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,483,454 on August 2, 1997 and
  $2,361,255 on February 1, 1997               3,897,211           3,653,713

Goodwill                                       1,638,527           1,665,242
Other assets                                     360,839             395,954

    Assets                                    $7,927,924          $7,881,405

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                              $  951,480          $  851,285
Other current liabilities                        777,252             884,393
Current maturities of long-term debt and
  capital lease obligations                       96,112              66,003

    Total current liabilities                  1,824,844           1,801,681

Other liabilities                                927,447             931,153
Long-term debt and obligations under capital
  leases, less current maturities              2,988,888           2,613,144

Shareholders' Equity - shares outstanding of
  273,021,920 on August 2, 1997 and
  291,829,282 on February 1, 1997              2,186,745           2,535,427

    Liabilities and Shareholders' Equity      $7,927,924          $7,881,405

See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)

                                                     Twenty-Six Weeks Ended

                                                 August 2,          August 3,
                                                   1997               1996

Cash Flows from Operating Activities:
Net earnings                                     $ 124,182          $ 147,369
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  228,059            219,156
    Net (gain) loss on asset sales                  (3,820)             3,861
    Changes in operating assets and liabilities    146,742            (61,246)

Total adjustments                                  370,981            161,771

Net cash (used in) provided by operating
  activities                                       495,163            309,140

Cash Flows from Investing Activities:
Expended for property, plant and equipment        (453,519)          (395,889)
Proceeds from sale of other assets                  23,658             13,428

Net cash (used in) investing activities           (429,861)          (382,461)

Cash Flows from Financing Activities:
Issuance of new debt                               500,000            350,000
Payments on long-term borrowings                  (183,000)          (100,000)
Net Increase (decrease) in borrowings               84,196            (97,210)
Other changes in equity                             29,090             15,541
Repurchase of common stock from major stockholder (550,000)
Issuance of common stock for overallotments         95,914
Repurchase of common stock                                            (37,798)
Cash dividends                                     (47,868)           (46,713)

Net cash (used in) provided by
   financing activities                            (71,668)            83,820

Net (decrease) increase in cash and
  cash equivalents                                  (6,366)            10,499

Cash and cash equivalents:
  Beginning of year                                 37,467            102,422
  End of quarter                                 $  31,101          $ 112,921

Supplementary Information - Statements of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)            $ 100,700          $  80,564
Income taxes, net of refunds                     $  95,276          $  98,197

                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                 (unaudited)
                               August 2, 1997

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of August 2, 1997 and February 1, 1997 and the results of its operations for the thirteen weeks ended August 2, 1997 and August 3, 1996 and results of operations and cash flows for the twenty-six weeks ended August 2, 1997 and August 3, 1996. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 1, 1997.

Stock Split

On June 17, 1997, the Board of Directors of the Company declared a two-for-one split of the Company's common stock. The split was payable July 16, 1997 to shareholders of record on July 1, 1997. All share and per share information has been restated to reflect the July 1, 1997 stock split.

Preferred Share Purchase Rights

In conjunction with the stock split, each Preferred Share Purchase Right issued pursuant to the Rights Agreement dated March 8, 1988, as amended, was amended to entitle holders to purchase, under certain circumstances, one eight-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $31.25.

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

Employee Stock Purchase Plan (ESPP)

During the quarter, 221,898 shares were issued under the ESPP at $18.49 per share and 460,060 shares were issued year-to-date at an average price of $17.88. As of August 2, 1997, 0.9 million shares have been issued under the ESPP and 6.1 million shares remained authorized for issuance.

Long-Term Debt Issuance

On May 2, 1997, the Company issued $300 million of debentures consisting of $100 million of 7.9% debentures due May 1, 2017 at 99.961% to yield 7.904% and $200 million of 7.5% debentures due May 1, 2037 at 99.712% to yield 7.537%. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On July 3, 1997, the Company entered into a $200 million term loan agreement. The note bears interest at an average rate of 6.25% and matures July 1, 2004. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

Repurchase of Common Stock

On April 8, 1997, the Company (i) repurchased 24.4 million shares of its common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts (the Selling Stockholders) for an aggregate price of $550 million and
(ii) sold 4.6 million shares of common stock for net proceeds of $95.9 million pursuant to the exercise of an overallotment option by the underwriters in connection with a public offering of 30.8 million shares by the Selling Stockholders. On April 8, 1997 the Company also recorded non-recurring charges totaling $33.9 million, or $0.11 per share, related to expenses incurred by the Selling Stockholders which were reimbursed by the Company.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure." The Company has determined that this statement will not require any changes in the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure about Segments of and Enterprise and Related Information." The statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what effect, if any, these statements will have.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the second quarter and year-to-date 1997 and 1996 are presented in the table below. Total sales increased 3.0% during the second quarter and 3.3% year-to-date 1997 due in part to increased capital spending and higher drug store sales. Capital spending for new, replacement and enlargement stores has increased net retail square footage by 4.2% compared to a year ago. Sales at the drug store operations increased due to higher pharmacy sales, including increased name-brand drug and third-party prescription sales. Comparable store sales in the drug store operations increased primarily due to pharmacy inflation and increased general merchandise sales. Food store operations comparable sales decreased due to food price deflation, increased competitive new store openings and competitive promotional activity.


                                     13 Weeks Ended                         26 Weeks Ended
                                               Total Sales                              Total Sales
                          Comparable Store  August 2,   August 3,  Comparable Store  August 2,  August 3,
                           Sales % Change      1997        1996     Sales % Change      1997      1996
Sales:
Food store operations          (0.9)%     $3,358,569  $3,354,756       (0.5)%      $6,700,549  $6,676,514
Drug store operations           5.4%       1,396,092   1,262,522        6.1%        2,792,397   2,514,788
Other                                          8,513       7,788                       17,872      13,792

Total sales                     0.9%      $4,763,174  $4,625,066        1.3%       $9,510,818  $9,205,094




 Food store operations include Acme Markets, Jewel Food Stores, Lucky Northern
   California Division, Lucky Southern California Division and Jewel Osco
   Southwest
 Drug store operations include Osco Drug and Sav-on
 Comparable store sales include stores open one year or more and replacement stores


Gross profit as a percent of sales increased to 27.0% in the second quarter and 26.7% year-to-date 1997, compared to 26.5% and 26.3% in the same periods of 1996. Gross profit in the food store operations for the second quarter and year-to-date increased as a percent of sales over the prior year primarily due to lower cost of goods resulting from centralized buying and a more profitable
product mix from better promotional efforts.   Gross profit in the drug store
operations for the second quarter and year-to-date decreased due to an increase in name-brand drugs and third-party prescriptions, both of which yield lower margins.

Operating expense as a percent of sales was 22.5% in the second quarter of 1997 compared to 22.4% in 1996 and 22.5% year-to-date 1997 compared to 22.6% in 1996. Second quarter operating expense as a percent of sales increased primarily as a result of higher fixed costs due to the increased number of newer stores offset by improved expense control, lower insurance costs and improved labor efficiency.

Total operating profit for the second quarter and year-to-date 1997 and 1996 is presented in the table below. Operating profit was 4.5% of sales in the second quarter of 1997 compared to 4.1% of sales in the second quarter of 1996. Operating profit year-to-date 1997 was 4.2% of sales compared to 3.7% of sales for the same period of 1996. Second quarter operating profit increased 13.2% and year-to-date operating profit increased 15.7% over the prior year primarily reflecting higher operating profit percentages for the Company's food store operations due to improved buying and promotional programs and better cost controls in both the food and drug store operations. These increases were slightly offset by decreases in the drug store operations due to lower pharmacy department gross margins and additional costs incurred in opening 16 more new stores within the last four quarters.


                                       13 Weeks Ended            26 Weeks Ended
                                    August 2,    August 3,   August 2,   August 3,
                                      1997         1996        1997        1996

Operating Profit:
Food store operations               $169,934    $ 148,368     $323,154    $279,569
Drug store operations                 66,808       63,743      126,441     116,703
LIFO                                  (6,000)      (8,000)     (14,000)    (16,000)
Purchase accounting amortization     (19,338)     (19,723)     (38,678)    (39,144)
Other                                  1,028        3,266        1,673       3,340

Total operating profit              $212,432     $187,654     $398,590    $344,468



Interest expense increased in the second quarter and year-to-date 1997 over the same periods in 1996. Outstanding debt levels were higher during the second quarter of 1997 due primarily to the financing of the stock repurchase from the Skaggs' interests, as discussed below.

Year-to-date other non-operating expenses includes a $47.3 million ($.14 per share) one-time expense including $33.9 million, pre-tax, or $.11 per share, after tax, related to the Company's reimbursement of underwriting fees, legal fees and other expenses incurred by the Selling Shareholders in connection with the secondary stock offering to the public of shares owned by the family of former chairman L.S. Skaggs and certain family and charitable trusts. The remaining charges of $13.4 million, pre-tax, or $.03 per share, after tax, were non-recurring charges related to the sale of the Company's communications subsidiary.

The Company's year-to-date effective income tax rates were 48.6% in 1997 compared to 42.3% in the prior year. The current year effective tax rates are higher due to the tax impact of the one-time expenses. The year-to-date effective tax rate in 1997 excluding one-time items was 43.0%.

Net earnings per share amounted to $0.33 per share in the second quarter of 1997 compared to $0.28 per share in the same quarter of the prior year and $0.45 per share year-to-date 1997 compared to $0.50 per share for the same period of 1996.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $0.21 per share, during 1996 related primarily to its Delta self-consolidation and re-engineering program initiatives. Total cash expenditures related to the charge are expected to be $40.0 million. As of the second quarter of 1997, the Company charged $41.8 million against the reserve, of which $12.9 million related to asset impairment, $8.0 million related to termination benefits paid, and $20.9 million related to costs of warehouse and office consolidation and other miscellaneous charges. Cash expenditures paid to date total $12.0 million.

Termination benefits paid during the thirteen week period ended August 2, 1997 totaled $0.1 million. There have been 8 people terminated out of the 445 people that were estimated to be terminated over the course of the restructuring. The majority of the terminations will occur in the third and fourth quarters of 1997. The consolidation of administrative, buying and warehouse functions and the disposal of the related impaired assets are expected to be complete in 1997.

Liquidity and Capital Resources

Cash provided by operating activities increased to $495.2 million year-to-date 1997 compared to $309.1 million in the same period of 1996. The improvement in cash provided by operating activities is the result of working capital initiatives implemented during 1997.

Cash capital expenditures year-to-date 1997 and 1996 amounted to $453.5 million and $395.9 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $496.6 million in 1997, compared to $437.5 million in 1996. For the first half of 1997, store count activity was as follows:
                          Gross          Combination        Net
                        Store Count       Stores(1)      Store Count

Stores opened               23               4              19
Stores closed               29               1              28
Stores remodeled            18               5              13

 (1) Jointly operated combination stores are counted in both the food and drug store operations.

Capital expenditures for fiscal 1997 are expected to approximate $1.0 billion and will be funded from cash flows from operations and existing credit facilities. The Company currently plans to open 100 new stores and remodel 90 stores in 1997, including 19 new combination stores and 16 remodeled combination stores that are jointly operated and are each counted as two separate stores.

On April 8, 1997, the Company (i) repurchased 24.4 million shares of its common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts (the Selling Stockholders) for an aggregate price of $550 million and (ii) sold 4.6 million shares of common stock for net proceeds of $95.9 million pursuant to the exercise of an overallotment option by the underwriters in connection with a public offering of 30.8 million shares by the Selling Stockholders. On April 8, 1997 the Company also recorded non-recurring charges totaling $33.9 million, or $0.11 per share, related to expenses incurred by the Selling Stockholders which were reimbursed by the Company.

On March 28, 1997, the Company increased the capacity of its revolving credit facility from $1 billion to $2 billion, which includes a $1.5 billion five-year revolving credit facility and a $500 million 364-day revolving credit facility, in order to finance the $550 million repurchase from the Selling Stockholders and for other corporate purposes.

On May 2, 1997, the Company issued $300 million of debentures consisting of $100 million of 7.9% debentures due May 1, 2017 at 99.961% to yield 7.904% and $200 million of 7.5% debentures due May 1, 2037 at 99.712% to yield 7.537%. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On July 3, 1997, the Company entered in to a $200 million term loan agreement. The note bears interest at an average rate of 6.25% and matures July 1, 2004. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

The net increase in debt of $401.2 million in the first half of 1997 is compared to a net increase of $152.8 million for the same period of 1996.
The increase in 1997 is primarily due to the repurchase of common stock from the Selling Stockholders.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facility, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

Stock Split

On June 17, 1997, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock. The split was payable July 16, 1997 to shareholders of record on July 1, 1997. All share and per share information has been restated to reflect the July 1, 1997 stock split.

In conjunction with the stock split, each Preferred Share Purchase Right issued pursuant to the Rights Agreement dated March 8, 1988 was amended to entitle holders to purchase, under certain circumstances, one eight-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $31.25.

New Accounting Standards

In February 1997 a new statement, "Earnings per Share" (FAS 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure." The Company has determined that this statement will not require any changes in the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure about Segments of and Enterprise and Related Information." The statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what effect, if any, these statements will have.

Environmental

The Company has identified environmental contamination at certain of its store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses) which are primarily related to underground petroleum storage tanks (USTs). The Company has an on-going program for the removal, replacement or upgrade of non-complying USTs in accordance with standards established by the Environmental Protection Agency and anticipates that all such USTs will be in compliance 1998 UST upgrade requirements.
Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation, UST upgrades and continuing compliance with environmental laws will not have a material adverse effect on the financial condition or operating results of the Company.

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

Item 2.Changes in Securities -- None

Item 3.Defaults upon Senior Securities -- None

Item 4.Submission of Matters to a Vote of Security Holders -- The Annual Meeting of the Company's Shareholders was held June 17, 1997 at which time the shareholders voted on the following matters:

       1.  Election of Directors:

       Nominee                     In Favor             Withheld

       Pamela G. Bailey            119,358,638          582,909
       Henry I. Bryant             119,421,975          519,572
       Arden B. Engebretsen        119,427,637          513,910
       James B. Fisher             119,320,371          621,176
       Fernando R. Gumucio         119,455,090          486,457
       Leon. G Harmon              119,405,327          536,220
       Victor L. Lund              119,408,117          533,430
       John E. Masline             119,422,343          519,204
       Barbara Scott Prieskel      119,352,525          589,022
       J.L. Scott                  119,506,629          434,918
       Arthur K. Smith             119,392,025          549,522

       2. Amend Article THIRD of the Company's Restated Certificate of Incorporation to permit the Company to engage in any lawful business:

       For              Against           Abstain

       116,274,380      3,346,144         321,023

       3. Amend Article FOURTH of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 325,000,000 to 700,000,000:

       For              Against           Abstain

       100,741,270      18,829,063        371,214

       4. Approval of the American Stores Company 1997 Key Management Annual Incentive Plan:

       For              Against           Abstain

       117,153,475      2,226,167         561,905

       5. Approval of the American Stores Company 1997 Stock Option and Stock Award Plan:

       For              Against           Abstain

       90,045,964       29,344,266        551,317

       6. Approval of the American Stores Company 1997 Stock Plan for Non-Employee Directors:

       For              Against           Abstain

       109,900,648      9,445,388         595,511

       7. Approval of Ernst & Young as independent certified public accountants to audit the accounts and records of the Company for fiscal year 1997:

       For              Against           Abstain

       119,375,805      306,433           259,309

Item 5.Other Information --  None

Item 6.Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1   Calculations of earnings per share
              10.1 Second Amendment to Employment Agreement between the Company and Victor L. Lund dated as of July 29, 1997
              27.1   Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter -- The Company filed a report on Form 8-K dated July 10, 1997 reporting the Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended June 17, 1997, the two-for-one stock split of the Company's common stock effective July 16, 1997 to shareholders of record on July 1, 1997 and, in conjunction with the stock split, the amendment of the Rights Agreement dated March 8, 1988.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 American Stores Company
                                      (Registrant)


Dated September 16, 1997         /s/ Teresa Beck
                                     Teresa Beck
                                     Chief Financial Officer
                                    (Principal Financial Officer)


Dated September 16, 1997         /s/ Kathleen E. McDermott
                                     Kathleen E. McDermott
                                     Chief Legal Officer and
                                     Assistant Secretary


Dated September 16, 1997         /s/ Bradley M. Vierig
                                     Bradley M. Vierig
                                     Senior Vice President and Controller
                                    (Chief Accounting Officer)