Form 10-Q
period 1997-11-01
AMERICAN STORES CO /NEW/
filed 1997-12-15
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     November 1, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 29, 1997: Common Stock, Par Value $1.00 - 273,328,276 shares.
Part I. Financial Information

Item 1. Financial Statements


                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)

                                                    Thirteen Weeks Ended
                                                November 1,       November 2,
                                                   1997              1996

Sales                                           $4,647,465        $4,563,362

Cost of merchandise sold, including
   warehousing and transportation expenses       3,412,766         3,346,396

Gross profit                                     1,234,699         1,216,966

Operating expenses                               1,064,961         1,039,404

Operating profit                                   169,738           177,562

Other(expense)income:
   Interest expense                                (54,432)          (43,337)
   Other                                            (7,014)           (1,550)

      Net other(expense)income                     (61,446)          (44,887)

Earnings before income taxes                       108,292           132,675

Federal and state income taxes                      48,017            56,918

Net earnings                                    $   60,275        $   75,757


Net earnings per share                               $0.22             $0.26

Average shares outstanding                         273,304           291,363

Dividends per share                                  $0.09             $0.08


See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)

                                                 Thirty-Nine Weeks Ended
                                               November 1,       November 2,
                                                  1997              1996

Sales                                          $14,158,283       $13,768,456

Cost of merchandise sold, including
   warehousing and transportation expenses      10,386,330        10,129,986

Gross profit                                     3,771,953         3,638,470

Operating expenses                               3,203,625         3,116,440

Operating profit                                   568,328           522,030

Other(expense)income:
   Interest expense                               (161,937)         (125,491)
   Other                                           (56,713)           (8,460)

      Net other(expense)income                    (218,650)         (133,951)

Earnings before income taxes                       349,678           388,079

Federal and state income taxes                     165,221           164,953

Net earnings                                   $   184,457        $  223,126


Net earnings per share                               $0.67             $0.76

Average shares outstanding                         277,360           291,815

Dividends per share                                  $0.26             $0.24


See accompanying notes to consolidated condensed financial statements.


                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)

                                               November 1,        February 1,
                                                   1997               1997
Assets
Current Assets:
  Cash and cash equivalents                   $   35,808          $   37,467
  Inventories                                  1,799,571           1,725,542
  Other current assets                           411,840             403,487

    Total current assets                       2,247,219           2,166,496

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $2,507,970 on November 1, 1997 and
  $2,361,255 on February 1, 1997               4,081,304           3,653,713

Goodwill                                       1,625,169           1,665,242
Other assets                                     383,143             395,954

    Assets                                    $8,336,835          $7,881,405

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                              $1,286,225          $  851,285
Other current liabilities                        764,945             884,393
Current maturities of long-term debt and
    capital lease obligations                    108,924              66,003

    Total current liabilities                  2,160,094           1,801,681

Other liabilities                                925,438             931,153
Long-term debt and obligations under capital
  leases, less current maturities              3,022,962           2,613,144

Shareholders' Equity - shares outstanding of
  273,319,809 on November 1, 1997 and
  291,829,282 on February 1, 1997              2,228,341           2,535,427

    Liabilities and Shareholders' Equity      $8,336,835          $7,881,405


See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)

                                                    Thirty-Nine Weeks Ended
                                                  November 1,      November 2,
                                                     1997             1996
Cash Flows from Operating Activities:
Net earnings                                      $ 184,457         $ 223,126
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   347,561           330,417
    Net (gain) on asset sales                        (3,304)           (2,942)
    Changes in operating assets and liabilities     240,275          (144,982)

Total adjustments                                   584,532           182,493

Net cash provided by operating activities           768,989           405,619

Cash Flows from Investing Activities:
Expended for property, plant and equipment         (765,549)         (603,700)
Proceeds from sale of other assets                   38,363            14,017

Net cash (used in) investing activities            (727,186)         (589,683)

Cash Flows from Financing Activities:
Issuance of new debt                                500,000           350,000
Payment of long-term borrowing                     (343,000)         (100,000)
Net Increase in borrowings                          291,082            68,079
Other changes in equity                              34,988            21,751
Repurchase of common stock from major stockholder  (550,000)
Issuance of common stock for overallotments          95,914
Repurchase of common stock                               (3)          (37,798)
Cash dividends                                      (72,443)          (70,025)

Net cash (used in) provided by
   financing activities                             (43,462)          232,007

Net (decrease) increase in cash and
  cash equivalents                                   (1,659)           47,943
Cash and cash equivalents:
  Beginning of year                                  37,467           102,422

  End of quarter                                  $  35,808         $ 150,365

Supplementary information - Statement of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)              $149,723         $ 122,722
Income taxes, net of refunds                       $205,886         $ 180,227


                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                November 1, 1997

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of November 1, 1997 and February 1, 1997 and the results of its operations for the thirteen weeks ended November 1, 1997 and November 2, 1996 and results of operations and cash flows for the thirty-nine weeks ended November 1, 1997 and November 2, 1996. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended February 1, 1997.

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

Net Earnings Per Share

Earnings per share are determined by dividing the weighted average number of shares outstanding into net earnings. Common share equivalents in the form of stock options are excluded from the calculation of primary earnings per share since they have no material dilutive effect on per share figures.

In February 1997 a new statement, "Earnings per Share" (FAS 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (ESPP), which began January 1, 1996 enables eligible employees of the Company to subscribe for shares of common stock on quarterly offering dates at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the quarterly offering period.

During the quarter, 209,700 shares were issued under the ESPP at $20.90 per share and 669,795 shares were issued year-to-date at an average price of $18.84 per share. As of November 1, 1997, 1.6 million shares had been issued under the ESPP and 12.4 million shares remained authorized for issuance.

Long-Term Debt

On May 2, 1997, the Company issued $300 million of debentures consisting of $100 million of 7.9% debentures due May 1, 2017 and $200 million of 7.5% debentures due May 1, 2037. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On July 3, 1997, the Company entered into a $200 million term loan agreement. The note bears interest at an average rate of 6.25% and matures July 1, 2004. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On September 2, 1997, the Company terminated the $500 million 364-day revolving credit facility which was scheduled to mature on March 27, 1998. This facility was used to finance the repurchase of common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts.

On October 14, 1997, the Company prepaid a foreign loan in the principal amount of 22 billion yen bearing interest at a yen interest rate of 6.0% and terminated the related interest rate and currency exchange swap agreement that fixed the interest rate and eliminated the risk of currency fluctuations. The Company incurred a net loss of $0.7 million in connection with the prepayment of the loan and termination of the swap agreement.

On October 27, 1997, the Company entered into an interest rate swap agreement with a term of five years to adjust the Company's ratio of fixed-to-variable rate debt. The notional amount of the swap was $300 million with payments based on a diversified LIBOR index which is reset every three months and provides for a maximum interest rate of 8.0%. The swap agreement decreases the Company's exposure to volatility in short-term interest rates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales and the percentage change in comparable store sales for the third quarter and year-to-date 1997 and 1996 are presented in the table below. Total sales increased 1.8% during the third quarter and 2.8% year-to-date 1997 due in part to increased capital spending and higher drug store sales. Capital spending for new, replacement and enlargement stores has increased net retail square footage by 4.2% compared to a year ago. Total and comparable sales at the drug store operations increased due to higher pharmacy sales, including increased name-brand drug and third-party prescription sales and increased general merchandise sales. Total and comparable sales at the food store operations decreased due to food price deflation, increased competitive new store openings and promotional activity.

                                    13 Weeks Ended                           39 Weeks Ended

                                            Total Sales                             Total Sales
                        Comparable                                Comparable
                        Store Sales   November 1,   November 2,   Store Sales  November 1,   November 2,
                         % Change        1997          1996        % Change       1997          1997
Sales:
Food store operations      -1.2%      $3,257,080    $3,301,013       -0.7%      $9,957,629    $9,977,527
Drug store operations       5.5%       1,382,405     1,254,618        5.9%       4,174,802     3,769,406
Other                                      7,980         7,731                      25,852        21,523

Total sales                 0.7%      $4,647,465    $4,563,362        1.1%     $14,158,283   $13,768,456

Food store operations include Acme Markets, Jewel Food Stores, Lucky Northern California Division,
  Lucky Southern California Division and Jewel Osco Southwest
Drug store operations include Osco Drug and Sav-on
Comparable store sales include stores open one year or more and replacement stores

Gross profit as a percent of sales was 26.6% in the third quarter and 26.6% for the year-to-date 1997, compared to 26.7% and 26.4% in the corresponding periods of 1996, respectively. Third quarter gross profit in the food store operations was negatively impacted by increased competitive pressures. Year-to-date and third quarter gross profit in the food store operations was improved by lower cost of goods resulting from centralized buying and a more profitable product mix. Gross profit as a percent of sales in the drug store operations for the third quarter and year-to-date decreased due to an increase in third-party prescriptions, reduced reimbursement rates on generic prescriptions and an increase in name-brand drugs which yield lower margins.

The Company did not record a LIFO inventory charge during the quarter due to continued estimates of low inflation. A LIFO charge of $6 million was recorded in the prior year third quarter. The year-to-date third quarter LIFO charge was $14 million in 1997 and $22 million during the same period of 1996.

Operating expense as a percent of sales increased slightly in the third quarter 1997 to 22.9% compared to 22.8% in 1996. Year-to-date operating expense as a percent of sales remained flat to 1996 at 22.6%. Third quarter operating expense as a percent of sales increased primarily as a result of higher fixed costs due to the increased number of new stores. Year-to-date these increases were offset by improved expense control, lower insurance costs and improved labor efficiency.

Total operating profit for the third quarter and year-to-date 1997 and 1996 is presented in the table below. Operating profit was 3.7% of sales in the third quarter of 1997 and 3.9% of sales in the third quarter of 1996. Operating profit for the year-to-date 1997 was 4.0% of sales compared to 3.8% of sales for the same period of 1996. Third quarter operating profit decreased 4.4% primarily due to lower sales from continued food price deflation and increased competitor promotional activity and square footage in the food store operations and continued pressure from lower margins in the pharmacy area and costs incurred in opening new stores. Year-to-date operating profit increased 8.9% over the prior year primarily reflecting improved buying and promotional programs and better cost controls in both the food and drug store operations.

                                         13 Weeks Ended               39 Weeks Ended

                                    November 1,   November 2,    November 1,  November 2,
                                       1997          1996           1997         1996

Operating Profit:
Food store operations                $145,408      $151,467       $468,562     $431,036
Drug store operations                  41,976        50,020        168,417      166,723
LIFO                                        0        (6,000)       (14,000)     (22,000)
Purchase accounting amortization      (19,270)      (19,752)       (57,948)     (58,896)
Other                                   1,624         1,827          3,297        5,167

Total operating profit               $169,738      $177,562       $568,328     $522,030

Interest expense increased in the third quarter and year-to-date 1997 over the same periods in 1996. Outstanding debt levels were higher during the third quarter of 1997 due primarily to the financing of the stock repurchase from the Skaggs' interests, as discussed below.

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

The Company's year-to-date effective income tax rates were 47.2% in 1997 compared to 42.5% in the prior year. The current year effective tax rates are higher due to the tax impact of the one-time expenses. The year-to-date effective tax rate in 1997 excluding one-time items was 43.4%.

Net earnings per share amounted to $0.22 per share in the third quarter of 1997 compared to $0.26 per share in the same quarter of the prior year and $0.67 per share year-to-date 1997 compared to $0.76 per share for the same period of 1996. The Company expects the fourth quarter 1997 earnings to be down from the prior year fourth quarter due to the deflationary and competitive environment.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $0.21 per share, during 1996 related primarily to its Delta self-consolidation and re-engineering program initiatives. As of the end of third quarter 1997, the Company had charged $65.9 million against the reserve, of which $17.5 million related to asset impairment, $10.3 million related to termination benefits paid, and $38.1 million related to costs of warehouse and office consolidation and other miscellaneous charges. Total cash expenditures related to the charge are expected to be $32.0 million of which $16.1 million has been paid through the end of third quarter 1997.

Termination benefits paid during the thirteen week period ended November 1, 1997 totaled $2.3 million. There have been 259 people terminated out of the 445 people that were estimated to be terminated over the course of the restructuring. The majority of the terminations will occur by the end of the fourth quarter of 1997. The consolidation of administrative, buying and warehouse functions and the disposal of the related impaired assets are expected to be complete in fiscal 1997.

Liquidity and Capital Resources

Cash provided by operating activities increased to $769.0 million year-to-date 1997 compared to $405.6 million in the same period of 1996. The improvement in cash provided by operating activities is attributed primarily to working capital initiatives implemented during 1997.

Cash capital expenditures for the first thirty-nine weeks of 1997 and 1996 amounted to $765.5 million and $603.7 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $842.1 million in 1997, compared to $675.4 million in 1996. For the first three quarters of 1997, store count activity was as follows:

                          Gross          Combination        Net
                        Store Count(1)    Stores(1)      Store Count

Stores opened               64                9              55
Stores closed               45                2              43
Stores remodeled            73               16              57

 (1) Jointly operated combination stores are counted in both the food and drug store operations.

Capital expenditures for fiscal 1997 are expected to approximate $1.0 billion and will be funded from cash flows from operations, existing credit facilities and bank or public debt borrowings. The Company currently plans to open 110 new stores and remodel 95 stores in 1997, including 18 new combination stores and 20 remodeled combination stores that are jointly operated and are each counted as two separate stores.

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

On March 28, 1997, the Company increased the capacity of its revolving credit facility from $1 billion to $2 billion, which included a $1.5 billion five-year revolving credit facility and a $500 million 364-day revolving credit facility, in order to finance the $550 million repurchase from the Selling Stockholders and for other corporate purposes. On September 2, 1997, the Company terminated the $500 million 364-day revolving credit facility which was scheduled to mature on March 27, 1998. This facility was used to finance the repurchase of common stock from the family of L.S. Skaggs and certain Skaggs family and charitable trusts.

On May 2, 1997, the Company issued $300 million of debentures consisting of $100 million of 7.9% debentures due May 1, 2017 and $200 million of 7.5% debentures due May 1, 2037. The $200 million, 40-year debentures are redeemable at the option of each of the registered holders on May 1, 2009. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On July 3, 1997, the Company entered in to a $200 million term loan agreement. The note bears interest at an average rate of 6.25% and matures July 1, 2004. Net proceeds were used to refinance short-term variable rate borrowings and for general corporate purposes.

On October 14, 1997, the Company prepaid a foreign loan in the principal amount of 22 billion yen bearing interest at a yen interest rate of 6.0% and terminated the related interest rate and currency exchange swap agreement that fixed the interest rate and eliminated the risk of currency fluctuations. The Company incurred a net loss of $0.7 million in connection with the prepayment of the loan and termination of the swap agreement.

On October 27, 1997, the Company entered into an interest rate swap agreement with a term of five years to adjust the Company's ratio of fixed-to-variable-rate debt. The notional amount of the swap was $300 million with payments based on a diversified LIBOR index which is reset every three months and provides for a maximum interest rate of 8.0%. The swap agreement decreases the Company's exposure to volatility in short-term interest rates.

The net increase in debt of $452.7 million in the three quarters of 1997 is compared to a net increase of $318.1 million for the same period of 1996.
The increase in 1997 is primarily due to the repurchase of common stock from the Selling Stockholders.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit and bank or public borrowings, will be adequate to meet its presently identifiable cash requirements.

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

Environmental

The Company has identified environmental contamination at certain of its store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses) which are primarily related to underground petroleum storage tanks (USTs). The Company conducts an on-going program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. The Company anticipates that all USTs will be in compliance with 1998 UST upgrade requirements established by the Environmental Protection Agency. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation, UST upgrades and continuing compliance with environmental laws will not have a material adverse effect on the financial condition or operating results of the Company.

Cautionary Note

This report contains certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; the implementation of the Company's Delta initiatives in accordance with the currently contemplated schedule and budget; the Company's relationship with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food and drug industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; and changes in economic conditions which affect the buying patterns of the Company's customers.

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


Dated December 15, 1997                    /s/ Teresa Beck

                                             Teresa Beck
                                       Chief Financial Officer
                                    (Principal Financial Officer)


Dated December 15, 1997               /s/ Kathleen E. McDermott

                                        Kathleen E. McDermott
                             Chief Legal Officer and Assistant Secretary


Dated December 15, 1997                 /s/ Bradley M. Vierig

                                          Bradley M. Vierig
                                   Senior Vice President and Controller
                                      (Chief Accounting Officer)