Form 10-K/A
period 1997-02-01
AMERICAN STORES CO /NEW/
filed 1998-01-29
CIK 90811

FORM 10-K/A
                              (Amendment No. 1)

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

                         Commission file number 1-5392

                            AMERICAN STORES COMPANY

             (Exact name of registrant as specified in its charter)

        Delaware                                               87-207226

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                        Identification No.)

709 East South Temple
Salt Lake City, Utah                                             84102

(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (801) 539-0112
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

                                 FORM 10-K/A
                              (Amendment No. 1)



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


                                EXPLANATORY NOTE

This amended filing is being submitted to include the signature of the Company's independent auditors on the Report of Independent Auditors in Item 14,
Exhibit 13.


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

10.3 Amended and Restated Retirement Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 of Form 10-K as filed with the Commission on April 26, 1995. *

10.4 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 to Form 8 as filed with the Commission on July 12, 1991. *

10.5 Supplemental Executive Retirement Plan as amended and restated on June 24, 1994 is incorporated herein by reference to Exhibit 10.4 of Form 10-K as filed with the Commission on April 26, 1995. *

10.6 Third Amendment to the American Stores Company Supplemental Executive Retirement Plan dated August 16, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed with the Commission on September 17, 1996.

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

23.  Consent of Ernst & Young LLP.

27.  Financial Data Schedule.
     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.


Item 14(b) -   Reports on Form 8-K filed during the last quarter of 1996-
           None.



                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                American Stores Company
                                                     (Registrant)



Dated January 28, 1998                             /s/ Teresa Beck
                                                     Teresa Beck
                                               Chief Financial Officer
                                            (Principal Financial Officer)







                                     EXHIBITS



13. Exhibit 13 consists of pages 25 to 47 and page 1 of American Stores Company's 1996 Annual Report to Shareholders which are numbered as pages 1 to 31 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 1--pages 17, 3 through 10 and 29; Item 2--pages 3 through 10; Item 3--page 29; Item 5--page 1; Item 6--page 2; Item 7--pages 3 through 10; Item 8--pages 11 through 31; and Item 14--pages 12 through 31.

23.  Consent of Ernst & Young LLP.