Form 10-K
period 1998-01-31
AMERICAN STORES CO /NEW/
filed 1998-04-20
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended January 31, 1998.

                                    OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from                  to


                         Commission file number 1-5392

                            AMERICAN STORES COMPANY

             (Exact name of registrant as specified in its charter)

        Delaware                                               87-0207226

(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

299 South Main Street
Salt Lake City, Utah                                             84111-2203

(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (801) 539-0112


Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered


Common Stock ($1 par value)               Chicago Stock Exchange, Inc.
Registered on:                            New York Stock Exchange, Inc.
                                          Pacific Exchange, Inc.
                                          Philadelphia Stock Exchange, Inc.

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


                            AMERICAN STORES COMPANY

                                   FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1998:
Common Stock, $1 Par Value -- $6,868,151,323.


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 28, 1998:
Common Stock, $1 Par Value -- 273,675,007.


Documents Incorporated by Reference:

Portions of the registrant's 1997 Annual Report to its shareholders for the fiscal year ended January 31, 1998 (Annual Report), to the extent specifically incorporated herein, are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on June 17, 1998 (Proxy Statement), to the extent specifically incorporated herein, are incorporated by reference into Part III.

                            AMERICAN STORES COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS


                                     PART I
                                                                  Page Number


         Cautionary Note...............................................4
Item 1   Business......................................................4
Item 2   Properties....................................................7
Item 3   Legal Proceedings.............................................9
Item 4   Submission of Matters to a Vote of Security Holders...........9



                                    PART II

Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters................................9
Item 6   Selected Financial Data.......................................9
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operation.........................9
Item 7A  Quantitative and Qualitative Disclosures About
            Market Risk................................................9
Item 8   Financial Statements and Supplementary Data...................9
Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................10



                                    PART III

Item 10  Directors and Executive Officers of the Registrant...........10
Item 11  Executive Compensation.......................................12
Item 12  Security Ownership of Certain Beneficial Owners
            and Management............................................12
Item 13  Certain Relationships and Related Transactions...............12





                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................12

         Signatures....................................................17

                            AMERICAN STORES COMPANY
                                   FORM 10-K
                                     PART I
Cautionary Note


This report contains certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; the implementation of the Company's re-engineering initiatives in accordance with the currently contemplated schedule and budget; the Company's relationship with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food and drug industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner.


Item 1  Business


       HISTORY
       American Stores Company (the Company), traces its roots to 1939 with the purchase of four drug stores in Utah, Idaho and Montana and was incorporated in Delaware in 1965 under the name of Skaggs Drug Centers, Inc. The Company grew initially through the acquisition of additional drug stores and, from 1969 through 1977, through a partnership with Albertson's that developed food and drug combination stores. In 1979 in order to enhance its food retailing capabilities, the Company acquired American Stores Company, including Acme Markets, and adopted the American Stores Company name. In 1984 Jewel Companies, Inc. was acquired by the Company, adding Jewel Food Stores and the Osco and Sav-on drug stores. In 1988 the Company acquired Lucky Stores, Inc. which currently operates stores in California, Nevada, New Mexico and Utah.

       After each acquisition mentioned above, the Company has reviewed the consolidated group and disposed of selected stores and divisions to reduce debt as well as to focus on growth opportunities available in the remaining markets. Past major dispositions have included: Buttrey Food and Drug (1990), Alpha Beta Company (1991), 74 Jewel Osco combination stores in Texas, Florida, Oklahoma and Arkansas (1992), 51 Osco drug stores in the intermountain region (1991), the 33-store Star Market food division and 45 Acme Markets stores (1994).

                                   PART I - (Continued)



Item 1   Business - (Continued)


       OPERATIONS
       The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's stores operate under the names of Acme Markets, Jewel Food Stores, Lucky Stores, Osco Drug and Sav-on.

       The Company is one of the nation's leading food and drug retailers, operating supermarkets, stand-alone drug stores and combination food/drug store units. At year-end 1997, the Company operated 1,557 stores in 26 states.

       The following is a summary of stores by store type and state as of January 31, 1998:

                             Stand-alone               Combination
State                        Supermarkets                    Drug                   Food/Drug                  Total

Arizona                                                       70                                                  70
Arkansas                                                       2                                                   2
California                        365                        276                        41                       682
Delaware                            8                                                    7                        15
Illinois                           30                         88                       145                       263
Indiana                                                       53                         6                        59
Iowa                                                          24                         2                        26
Kansas                                                        27                                                  27
Maine                                                          1                                                   1
Maryland                           11                                                    1                        12
Massachusetts                                                 56                                                  56
Michigan                                                       2                                                   2
Minnesota                                                      1                                                   1
Missouri                                                      31                                                  31
Montana                                                       10                                                  10
Nebraska                                                      14                                                  14
Nevada                             24                         33                                                  57
New Hampshire                                                 20                                                  20
New Jersey                         55                                                   22                        77
New Mexico                                                     4                        11                        15
North Dakota                                                   6                                                   6
Pennsylvania                       49                                                   26                        75
South Dakota                                                   3                                                   3
Vermont                             1                                                                              1
Utah                                                           1                                                   1
Wisconsin                                                     30                         1                        31

Total                             543                        752                       262                     1,557





       See "Item 2 Properties" for additional information concerning properties of the registrant.

       The Company tailors the merchandising and advertising of its stores to the demographics in each area it serves. The merchandise sold by the Company's stores includes food and drug items, such as prescription drugs, health and beauty aids and sundry merchandise.

                                PART I - (Continued)

Item 1   Business - (Continued)


       The combination stores and many of the supermarkets include departments such as delicatessens, bakeries, seafood departments and pharmacies.
       The Company's private label programs include such brands as "Lucky" at Lucky stores, "Lancaster" meats and "Acme" groceries at Acme stores, "Jewel" and "President's Choice" at Jewel stores and "Osco" and "Sav-on" at Osco and Sav-on stores, respectively. "American Premier" is used as the Company's premium brand while "Value Wise" is the budget brand in all stores.

       COMPETITION
       The Company's business is highly competitive, with competition from local and national supermarket and drug store chains, as well as independent stores. Competition also includes such retailers as convenience stores, warehouse stores and membership or club stores. Some of the Company's largest competitors in various regions are Dominicks, Long's, Pathmark, Vons, Ralphs, Safeway, Rite Aid and Walgreens. Principal competitive factors in the industry are store location, price and quality of products, variety of selection, quality of service and store image, including cleanliness and promotions.

       The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's stores collectively operate in 9 of the 25 largest U.S. metropolitan areas and hold a leading market position (generally first or second in overall market share) in each. These market areas include: Los Angeles-Long Beach (where the Company is third in overall market share), Chicago, Philadelphia, Boston, Riverside-San Bernardino, San Diego, Orange County, Phoenix and Oakland.

       SEASONALITY
       The Company is subject to effects of seasonality. Sales are higher in the Company's fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

       EMPLOYEES
       At year-end 1997, the Company had approximately 121,000 full and part-time employees. Approximately 74% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 118 such agreements, typically having three to five-year terms. Accordingly, the Company renegotiates a significant number of these agreements every year. The Company considers its relationships with its employees to be good.

                              PART I - (Continued)

Item 1   Business - (Continued)


       INCORPORATION BY REFERENCE
       The section entitled "Fiscal Year" in the Notes to Consolidated Financial Statements on page 20, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 and the section entitled "Environmental" on page 30 of the Annual Report are incorporated herein by reference.

Item 2   Properties


       The Company categorizes its retail stores into the following types: supermarkets, stand-alone drug stores and combination food/drug stores. At year-end 1997, the Company operated 543 supermarkets, 752 stand-alone drug stores and 262 combination stores.

       Combination stores are stores with 40,000 or more square feet; they include a pharmacy department and have an expanded selection of food, drug and general merchandise. The supermarket category includes stores with service departments that do not meet the definition of a combination store.

       At year-end 1997, square footage by type of store and store count was as follows:

                                    Super-   Stand-alone Combination
      (Square footage in thousands)markets      Drug      Food/Drug  Total


      Total square footage          18,097      13,948      15,618    47,663
      Average square footage            33          19          60        31
      Store count                      543         752         262     1,557


       The Company owns approximately 30% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. At year-end 1997, owned property with a net book value of approximately $232.3 million was collateralized by loans secured by real estate of approximately $69.6 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

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

       At year-end 1997, the location and type of the Company's warehouse, distribution and maintenance facilities and their respective sizes were as follows:

                                                                                                        Total
                                                                                                      Square Feet
Location                                     Type                                                    in Thousands

California           Vacaville               Grocery                                                       871
                     San Leandro             Meat, Produce, Frozen Food, Bulk                              627
                     Buena Park              Grocery, Non-Food, Meat, Frozen Food                        1,360
                     Irvine                  Grocery, Produce                                              994
                     Anaheim                 General Merchandise, Liquor                                   474
                     La Habra                General Merchandise, Liquor, Bulk                             980
                     Fullerton               General Merchandise                                           216
Illinois             Melrose Park            Grocery, Fresh Food, Storage                                1,638
                     Elk Grove               General Merchandise, Health & Beauty                          478
                     Alsip                   Paper, Promotional                                            256
                     Franklin Park           General Merchandise                                            36
Indiana              Indianapolis            Liquor, Wine & Tobacco                                         22
Nevada               Las Vegas               Liquor, Wine & Tobacco                                         30
Pennsylvania         Philadelphia            Grocery, Produce                                            1,274
                     Lancaster               General Merchandise                                           457
Utah                 Payson                  Fixture Mill                                                   80


Total Warehouse, Distribution and Maintenance Facilities                                                 9,793





       The Company operated 9 manufacturing or processing facilities at year-end 1997 as follows:

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

       See also Item 1, Business, for Additional Information on Properties of the Registrant.

                              PART I - (Continued)


Item 2   Properties - (Continued)


       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the Annual Report is incorporated herein by reference.

Item 3   Legal Proceedings


       The section entitled "Legal Proceedings" on page 30 of the Annual Report is incorporated herein by reference.


Item 4   Submission of Matters to a Vote of Security Holders


       There were no matters submitted to the security holders of the Company for a vote during the fourth quarter ended January 31, 1998.

                                    PART II


Item 5   Market for the Registrant's Common Equity and Related Shareholder
         Matters


       The section entitled "Common Stock Market Prices and Dividends" on the bottom of page 1 of the Annual Report is incorporated herein by reference.

Item 6   Selected Financial Data


       The section entitled "Selected Financial Data" on page 9 of the Annual Report is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations


       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 14 of the Annual Report is incorporated herein by reference.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk


       The section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 12 and 13 of the Annual Report is incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data


       The Company's consolidated financial statements and related notes thereto, together with the Report of Independent Auditors and the selected quarterly financial data of the Company presented on pages 15 to 31 of the Annual Report, are incorporated herein by reference.

                             PART II - (Continued)


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None.


                                    PART III


Item 10  Directors and Executive Officers of the Registrant


       The information under the caption "Proposal 1-Election of Directors:
       Information Regarding the Nominees Standing for Election in 1998" in the Proxy Statement is incorporated herein by reference.

       Additional information regarding Executive Officers of the registrant as of March 17, 1998 is set forth below:


Officer                 Offices Held                                    Age


Kent T. Anderson        Chief Operating Officer - Strategy and           44
                        Development of the registrant since August
                        1995; Chief Strategy Officer from March 1995 to August 1995; Executive Vice President and
                        General Manager - American Stores Properties,
                        Inc. from March 1993 to March 1995.

Teresa Beck             President of the registrant since March 1998;    43
                        Chief Financial Officer from March 1995 to
                        March 1998; Executive Vice President and Chief
                        Financial Officer from June 1994 to March 1995;
                        Executive Vice President Finance from March 1994 to
                        June 1994; Executive Vice President Administration from March 1992 to March 1994. Assistant Secretary from June 1989 until March 1995.

James R. Clark          Chief Planning Officer of the registrant since   54
                        March 1995; Senior Vice President Strategy and
                        Change Management from December 1993 to March
                        1995;  Senior Vice President Marketing and
                        Planning, Lucky Stores, Inc. from prior to
                        February 1993 to December 1993.

Stephen L. Mannschreck  Chief Human Resources Officer of the registrant  52 since March 1995; Executive Vice President
                        Human Resources from June 1994 to March 1995; Executive Vice President and General Manager
                        - Osco Drug from March 1993 to June 1994.


                             PART III - (Continued)


Item 10  Directors and Executive Officers of the Registrant - (Continued)


Officer                 Offices Held                                    Age


Kathleen E. McDermott   Chief Legal Officer of the registrant since      48
                        May 1995 and Assistant Secretary since June
                        1993; Executive Vice President and General
                        Counsel from June 1993 to May 1995; Partner of the law firm of Collier, Shannon, Rill &
                        Scott from prior to February 1993 to June 1993.

Edward J. McManus       Chief Operating Officer - Procurement &          52
                        Logistics of the registrant since March 1997;
                        Senior Vice President and General Manager -
                        Jewel Food Stores from April 1995 to March 1997;
                        Senior Vice President Operations of Jewel Food
                        Stores, Inc. from July 1994 to April 1995;
                        Vice President - Distribution of Jewel Food
                        Stores, Inc. from April 1992 to July 1994.

Francis J. Raucci       Chief Labor Officer of the registrant since      61
                        May 1995; Executive Vice President and Chief
                        Labor Counsel from June 1994 to May 1995;
                        Senior Vice President and Chief Labor Counsel from December 1993 to June 1994; Senior Vice
                        President and Assistant General Counsel from prior to February 1993 to December 1993.

Neal J. Rider           Chief Financial Officer of the registrant        36
                        since March 1998; Senior Vice President
                        Supply Chain Planning and Administration -
                        American Procurement and Logistics Company from July 1997 to March 1998; Senior Vice
                        President - Health Care Operations of the registrant from June 1995 to July 1997;
                        Senior Vice President and Treasurer from
                        March 1994 to June 1995; Vice President and
                        Controller from prior to February 1993 to March 1994.

Martin A. Scholtens     Chief Operating Officer - Retail of the          55
                        registrant since March 1995; Executive Vice
                        President and General Manager - Lucky Southern
                        California Division from March 1994 to March
                        1995; Executive Vice President and General
                        Manager - Acme Markets from March 1993 to
                        March 1994.


                             PART III - (Continued)


Item 10  Directors and Executive Officers of the Registrant - (Continued)


Officer                 Offices Held                                    Age


J. Greg Spencer         Senior Vice President, Treasurer and Assistant   41
                        Secretary of the registrant since June 1995;
                        Vice President, Corporate Transactions and
                        Senior Counsel from March 1992 to June 1995.

Bradley M. Vierig       Senior Vice President of the registrant since    40
                        June 1995 and Controller since March 1994;
                        Vice President and Assistant Treasurer from
                        August 1992 to March 1994.

Item 11  Executive Compensation


       The information under the captions "Directors' Compensation," "Executive Compensation," "Options/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value," "Long-Term Incentive Plans-Awards in Last Fiscal Year," "Pension Plans," "Employment Agreements" and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management


       The information under the caption "Beneficial Ownership of Securities" in the Proxy Statement is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions


       The information under the captions "Proposal 1-Election of Directors:
       Information Regarding the Nominees Standing for Election in 1998," "Footnotes to the Foregoing Information Regarding Nominees for Director of the Company," "Directors' Compensation" and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                 PART IV


Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Item 14(a)(1) -   Financial Statements


       The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report, have been incorporated by reference in Item 8 of this report:

       Consolidated Statements of Earnings for the fiscal years 1997, 1996 and 1995;

                                 PART IV - (Continued)


Item 14(a)(1) -   Financial Statements - (Continued)


       Consolidated Balance Sheets as of the end of fiscal years 1997, 1996 and 1995;

       Consolidated Statements of Cash Flows for the fiscal years 1997, 1996 and 1995;

       Consolidated Statements of Shareholders' Equity for the fiscal years 1997, 1996 and 1995;

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

Item 14(a)(3) -   Exhibits


The following exhibits are filed with this report:

3.1 The restated Certificate of Incorporation of American Stores Company, as amended, is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the fiscal year ended February 3, 1996 as filed with the Commission on April 14, 1996, and to Exhibit 1 of the Company's Form 8-K as filed with the Commission on July 10, 1997.

3.2  The By-Laws of American Stores Company as amended on September 17, 1997.

4.1 Senior Indenture dated May 1, 1995 between the Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q filed with the Commission on June 12, 1995.

4.2  Form of 7.9% Debenture due 2017.

4.3  Form of 7.5% Debenture due 2037.

10.1 Credit Agreement ($1.5 billion five-year revolving credit facility) dated as of March 28, 1997 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent is incorporated herein by reference to Form 10-K filed with the Commission on April 14, 1997.


                             PART IV - (Continued)


Item 14(a)(3) -     Exhibits (Continued)


10.2 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 of Form 8 as filed with the Commission on July 12, 1991. *

10.3 Supplemental Executive Retirement Plan as amended and restated on June 24, 1994 is incorporated herein by reference to Exhibit 10.4 of Form 10-K as filed with the Commission on April 26, 1995. *

10.4 Third Amendment to the American Stores Company Supplemental Executive Retirement Plan dated August 16, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed with the Commission on September 17, 1996. *

10.5 1997 Key Management Annual Incentive Plan is incorporated herein by reference to Exhibit A of the Company's 1997 Proxy Statement filed with the Commission on May 2, 1997.

10.6 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the Company's 1997 Proxy Statement filed with the Commission on May 2, 1997.

10.7 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the Company's 1997 Proxy Statement filed with the Commission on May 2, 1997.

10.8 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-32150) filed with the Commission on November 16, 1989. *

10.9 Amendment to the 1989 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q is filed with the Commission on December 17, 1996. *

10.10 Amendment to the 1989 Stock Option and Stock Award Plan, dated April 7, 1997 is incorporated herein by reference to Form 10-K filed with the Commission on April 14, 1997. *

10.11 The 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-08801) filed with the Commission on September 22, 1986. *



* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(a)(3) of Form 10-K.


                             PART IV - (Continued)


Item 14(a)(3) -     Exhibits (Continued)


10.12 Amendment to the 1985 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed with the Commission on December 17, 1996. *

10.13 American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1992 Proxy Statement filed with the Commission on May 7, 1992. *

10.14 American Stores Company Board of Directors Stock Purchase Incentive Plan as Amended and Restated is incorporated herein by reference to Exhibit
     10.11 of Form 10-K as filed with the Commission on April 26, 1995.  *

10.15 Description of Key Management Performance Incentive Plan (1998-2000).  *

10.16 Form of Employment Agreement dated as of November 1, 1994 together with Schedule of eighteen officers who entered into such Employment Agreement with the Company are incorporated herein by reference to Exhibit 10.14 of Form 10-K filed with the Commission on April 26, 1995. *

10.17 Form of Amendment to Employment Agreement dated as of July 25, 1996 together with Schedule of fifteen officers who entered into such Amendment to Employment Agreement with the Company are incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed with the Commission on September 17, 1996. *

10.18 Consulting Agreement between the Company and L.S. Skaggs dated as of August 1, 1995 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed with the Commission on December 11, 1995. *

10.19 Form of Employment Agreement (Change of Control) dated as of July 25, 1996 together with Schedule of eleven officers who entered into such Employment Agreement with the Company are incorporated herein by reference to Exhibit
     10.5 of Form  10-Q filed with the Commission on September 17, 1996.  *

10.20 Form of Employment Agreement dated as of July 25, 1996 together with Schedule of two executive officers who entered into Employment Agreements with the Company are incorporated herein by reference to Exhibit 10.7 of Form 10-Q filed with the Commission on September 17, 1996. *



* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(a)(3) of Form 10-K.

                             PART IV - (Continued)


Item 14(a)(3) -     Exhibits (Continued)


10.21 Amended and Restated Employment Agreement of Victor L. Lund dated as of December 9, 1997. *

10.22 Amendment to the Employment Agreement (Change of Control)with Victor L. Lund dated as of December 9, 1997. *

10.23 Second Amendment to Employment Agreement dated as of December 9, 1997, together with schedule of 12 senior officers who entered into such Amendment. *

10.24 Amendment to Employment Agreement (Change of Control) dated as of December 9, 1997 together with schedule of 12 senior officers who entered into such Amendment. *

10.25 Employment Agreement with (Change of Control) Edward J. McManus dated as of December 9, 1997. *

12.  Computation of ratio of earnings to fixed charges.

13. Exhibit 13 consists of pages 9 to 31 and page 1 of the Company's 1997 Annual Report to Shareholders which are numbered as pages 1 to 31 of
     Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 1--pages 16, 3 through 10 and 30; Item 2--pages 3 through 10; Item 3--page 30; Item 5--page 1; Item 6--page 2; Item 7--pages 3 through 10; Item 7A--pages 7 and 8; Item 8-- pages 11 through 31; and Item 14--pages 12 through 31.

21.   Subsidiaries of the Registrant.

23.  Consent of Ernst & Young LLP.

27.   Financial Data Schedule.
     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

Item 14(b) -  No reports on Form 8-K were filed during the last quarter of the
           1997 fiscal year.



* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(a)(3) of Form 10-K.

                            AMERICAN STORES COMPANY

                                   FORM 10-K



Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                American Stores Company




By (Signature and Title):  /s/Kathleen E. McDermott            April 20, 1998

                           Kathleen E. McDermott,
                           Chief Legal Officer and
                           Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Victor L. Lund             Chairman of the Board and        April 20, 1998
Victor L. Lund                Chief Executive Officer
                              (Principal Executive Officer)


/s/Neal J. Rider              Chief Financial Officer          April 20, 1998
Neal J. Rider                 (Principal Financial Officer)



/s/Bradley M. Vierig          Senior Vice President and        April 20, 1998
Bradley M. Vierig             Controller
                              (Principal Accounting Officer)


                            AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Victor L. Lund                       Director, Chairman of April 20, 1998
Victor L. Lund                           the Board and Chief
                                         Executive Officer


/s/ Pamela G. Bailey             Director           April 20, 1998
Pamela G. Bailey


/s/ Henry I. Bryant              Director           April 20, 1998
Henry I. Bryant


/s/ Arden B. Engebretsen         Director           April 20, 1998
Arden B. Engebretsen


/s/ James B. Fisher              Director           April 20, 1998
James B. Fisher


/s/ Fernando R. Gumucio          Director           April 20, 1998
Fernando R. Gumucio


/s/ Leon G. Harmon               Director           April 20, 1998
Leon G. Harmon


/s/ John E. Masline              Director           April 20, 1998
John E. Masline


/s/ Barbara S. Preiskel          Director           April 20, 1998
Barbara S. Preiskel


/s/ J. L. Scott                  Director           April 20, 1998
J. L. Scott



                            AMERICAN STORES COMPANY

                                   FORM 10-K


Signatures (Continued)




/s/ Arthur K. Smith              Director           April 20, 1998
Arthur K. Smith



/s/ David L. Maher               Director, Vice     April 20, 1998
David L. Maher                   Chairman of the Board
                                 and Chief Operating
                                 Officer