Form 10-Q
period 1998-05-02
AMERICAN STORES CO /NEW/
filed 1998-06-11
CIK 90811

SECURITIES AND EXCHANGE COMMISSION{PRIVATE }
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     May 2, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 29, 1998: Common Stock, Par Value $1.00 - 274,133,046 shares.

Part I. Financial Information
Item 1. Financial Statements


                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)



                                                     Thirteen Weeks Ended
                                                  May 2,            May 3,
                                                   1998              1997
Sales                                           $4,872,686        $4,747,644

Cost of merchandise sold, including
   warehousing and transportation expenses       3,606,144         3,496,839

Gross profit                                     1,266,542         1,250,805

Operating and administrative expenses            1,092,027         1,069,874
Restructuring and impairment                                          13,400

Operating profit                                   174,515           167,531

Other income (expense):
   Interest income                                     964               744
   Interest expense                                (60,132)          (50,796)
   Shareholder related expenses                                      (33,913)
Net other income (expense)                         (59,168)          (83,965)

Earnings before income taxes                       115,347            83,566

Federal and state income taxes                      49,486            49,341

Net earnings                                    $   65,861        $   34,225

Basic earnings per share                        $     0.24        $     0.12
Diluted earnings per share                      $     0.24        $     0.12

Average number of common shares outstanding
   used for basic earnings per share               273,942           286,237
Dilutive common stock options                        1,658             1,258
Average number of common shares outstanding
   used for dilutive earnings per share            275,600           287,495

Dividends per share                                  $0.09             $0.08




See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)


                                                 May 2,           January 31,
                                                  1998                1998
Current Assets:
  Cash and cash equivalents                   $   34,367          $   47,794
  Inventories                                  1,646,881           1,714,229
  Other current assets                           527,616             499,757
Total current assets                           2,208,864           2,261,780

Property, plant and equipment and property
  under capital leases, less accumulated
  depreciation and amortization of $2,552,481
  on May 2, 1998 and $2,552,723 on January
  31, 1998                                     4,259,117           4,260,921

Goodwill, net of accumulated amortization      1,598,455           1,611,812
Other assets                                     429,035             401,502
    Assets                                    $8,495,471          $8,536,015

Current Liabilities:
Accounts payable                              $1,114,672          $1,186,845
Other current liabilities                        704,189             833,554
Current maturities of long-term debt and
  capital lease obligations                       48,619             100,935
    Total current liabilities                  1,867,480           2,121,334

Other liabilities                                913,888             903,629
Long-term debt and obligations under capital
  leases, less current maturities              3,354,108           3,201,970

Shareholders' Equity - shares outstanding of
  274,116,927 on May 2, 1998 and
  273,606,510 on January 31, 1998              2,359,995           2,309,082
    Liabilities and Shareholders' Equity      $8,495,471          $8,536,015





     See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)


                                                     Thirteen Weeks Ended
                                                  May 2,             May 3,
                                                   1998               1997
Cash Flows from Operating Activities:
Net earnings                                     $  65,861          $  34,225
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  122,090            113,372
    Net (gain) loss on asset sales                    (474)               242
    Changes in operating assets and liabilities   (175,572)           (21,907)
Total adjustments                                  (53,956)            91,707
Net cash provided by operating activities           11,905            125,932

Cash Flows from Investing Activities:
Expended for property, plant and equipment        (169,163)          (165,567)
Proceeds from sale of other assets                  58,763              5,467
Net cash used in investing activities             (110,400)          (160,100)

Cash Flows from Financing Activities:
Issuance of new debt                               145,000            300,000
Other (decrease) increase in borrowings            (44,985)           292,002
Other changes in equity                              9,684              5,133
Repurchase of common stock from major stockholder                    (550,000)
Issuance of common stock for over-allotments                           95,914
Cash dividends                                     (24,631)           (23,348)

Net cash provided by financing activities           85,068            119,701
Net (decrease) increase in cash and cash
  equivalents                                      (13,427)            85,533

Cash and cash equivalents:
  Beginning of year                                 47,794             37,467
  End of quarter                                 $  34,367          $ 123,000


Supplementary Information - Statements of Cash Flows:

Cash paid during the quarter for:
Interest (net of amounts capitalized)             $ 69,056           $ 47,992
Income taxes, net of refunds                      $ 20,672           $ 46,857





See accompanying notes to consolidated condensed financial statements.

                            AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                  May 2, 1998


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of May 2, 1998 and January 31, 1998 and the results of its operations and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 31, 1998.

Net Earnings Per Share

Earnings per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Stock options outstanding during the first quarter of 1998 having no dilutive effect totaled 127,000 at exercise prices ranging from $24.88-$25.00 per share.

Employee Stock Purchase Plan (ESPP)

During the quarter, 270,285 shares were issued under the ESPP at $17.45 per share. As of May 2, 1998, 2.1 million shares have been issued under the ESPP and 11.9 million shares remain authorized for issuance.

Debt

On March 19, 1998, the Company issued $45 million under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million under the same Program. The $45 million notes bear interest at a rate of 6.5% and mature March 20, 2008. The $100 million notes bear interest at a rate of 7.1% amd mature March 20, 2028. Proceeds were used to refinance short-term debt and for general corporate purposes.

During 1997 the Company entered into a $100 million treasury rate lock agreement for the purpose of hedging the interest rate on a portion of debt to be issued under the universal shelf registration statement. In March 1998, the treasury lock was terminated in connection with the issuance of the $100 million notes. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.


Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

First Quarter 1998 Compared to First Quarter 1997
Total sales for the first quarter of 1998 increased 2.6% to $4.9 billion compared to first quarter 1997 sales of $4.7 billion. Total sales increased primarily due to increased retail square footage from capital spending over the past few years and stronger pharmacy sales. Net retail square footage increased 3.7% from first quarter 1997 to first quarter 1998. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased 0.9% in the first quarter of 1998 over 1997 due to aggressive promotional activity and stronger pharmacy sales. Pharmacy department comparable sales in the first quarter of 1998 increased 13.6% over the prior year first quarter.

Gross profit as a percent of sales decreased to 26.0% in the first quarter of 1998, compared to 26.3% in the first quarter of 1997. The gross profit percentage decrease was primarily due to aggressive promotional activity and lower pharmacy margins compared to the prior year caused by the shift to third-party payers and lower reimbursement rates from third-party plans.

Operating and administrative expenses as a percent of sales decreased to 22.4% in the first quarter of 1998 from 22.8% in 1997. Operating and administrative expenses in the first quarter of 1997 included costs related to the sale of a division of the Company's communications subsidiary totaling $13.4 million. Adjusting for this cost, operating expense as a percent of sales was 22.5% in the first quarter of 1997. The decrease was primarily attributable to better labor management and lower risk expense.

Total operating profit for the first quarter of 1998 was $174.5 million compared to $167.5 million in the first quarter of 1997, an increase of 4.2%. Operating profit was 3.6% of sales in 1998 and 3.5% in 1997. Operating profit as a percent of sales in the first quarter of 1997 adjusted for the one-time cost of the sale of a division of the Company's communications subsidiary was 3.8%. The decrease in 1998 operating profit as a percent of sales, excluding the one-time charge, is due primarily to lower gross profit margins.

Interest expense was $60.1 million in the first quarter of 1998 compared to $50.8 million in the first quarter of 1997. Outstanding debt levels were higher during the first quarter of 1998 due primarily to the financing of the stock repurchase from the Company's former chairman and related parties in April of 1997.

The Company's effective income tax rate was 42.9% in the first quarter of 1998 compared to 59.0% in the prior year. The prior year effective tax rates are higher due to the one-time non-deductible expenses related to the stock repurchase. The effective tax rate in 1997 excluding one-time items was 43.0%.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Diluted earnings per share amounted to $0.24 per share in the first quarter of 1998 and $0.12 per share in the same quarter of the prior year.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $0.21 per share, during 1996 related primarily to its re-engineering program initiatives. The following table details the components of the reserve and the activity to date as of the end of first quarter 1998:


                           Original                                Reserve
                            Reserve    Activity         Reserve    Balance
(in millions)               Balance     to Date     Adjustments     5/2/98
Warehouse consolidation     $ 26.4       $31.0            $ 6.8     $ 2.2
Office consolidation          26.3         5.9             (4.6)     15.8
Asset impairment              26.4        24.2             (2.2)
Closed store costs            12.9        12.9
Other                          8.0         8.0
   Total                    $100.0       $82.0                      $18.0


The Company has charged $11.3 million against the reserve related to termination benefits paid to date, of which $619,700 was paid during the thirteen week period ended May 2, 1998. There have been 499 people terminated out of the 550 people that were estimated to be terminated over the course of the restructuring. Total cash expenditures related to the charge are expected to be $40.0 million, of which $27.2 million has been paid through the end of first quarter 1998. The warehouse and office consolidation efforts are expected to be complete during 1998.


Liquidity and Capital Resources

Cash provided by operating activities decreased to $11.9 million in the first quarter 1998 compared to $125.9 million in the same period of 1997. The decrease is primarily attributable to the unusually large amount of cash provided by operating activities during the 1997 first quarter as a result of the implementation of the Company's working capital initiatives. The Company initially realized significant increases in working capital as a result of the working capital initiatives which have tapered off over time as payables have become better managed and inefficiencies have been eliminated. The working capital initiatives are continuing in 1998 and cash provided by operating activities during the first quarter of 1998 was in line with the Company's expectations.

Cash capital expenditures for the first thirteen weeks of 1998 and 1997 amounted to $169.2 million and $165.6 million, respectively. Total capital expenditures including the net present value of leases amounted to $210.2 million in 1998, compared to $190.3 million in 1997. For the first quarter of 1998, 13 new stores were opened, 12 stores were closed and 6 stores were remodeled. Capital expenditures for fiscal 1998 are expected to be approximately $1.0 billion and will be funded from cash flows from operations and existing credit facilities. In addition, the Company has $855 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


available under its universal shelf registration statement. The Company currently plans to open a total of 65 new stores and remodel 70 stores in 1998.

On March 19, 1998, the Company issued $45 million under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million under the same Program. The $45 million notes bear interest at a rate of 6.5% and mature March 20, 2008. The $100 million notes bear interest at a rate of 7.1% and mature March 20, 2028. Proceeds were used to refinance short-term debt and for general corporate purposes.

During 1997 the Company entered into a $100 million treasury rate lock agreement for the purpose of hedging the interest rate on a portion of debt to be issued under the universal shelf registration statement. In March 1998, the treasury lock was terminated in connection with the issuance of the $100 million notes. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.

The net increase in debt of $100.1 million in the first quarter of 1998 is compared to a net increase of $592.0 million in the same quarter of 1997. The increase in 1997 was due primarily to the repurchase of stock from a major shareholder.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facilities, availability under a universal shelf registration statement, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

Year 2000

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business including store operations, merchandise purchasing, inventory management, pricing, sales, warehousing, transportation and financial reporting, as well as in various administrative functions. The Company is in the process of updating its Programs and Systems for Year 2000 compliance. The Company has also been communicating with its vendors, financial institutions and others to assess the status of Year 2000 conversion of their systems since the failure to make their systems Year 2000 compliant could have an adverse affect on the Company's operations.

Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification or replacement of some existing Programs and Systems. The Company expects that the expenses associated with achieving Year 2000 compliance will be approximately $27 million. The Company has spent approximately $18 million on Year 2000 compliance through May 2, 1998. No assurance can be given that the Company's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


efforts nor those of its vendors, financial institutions and others who interact with the Company will be successful.

Environmental

The Company has identified environmental contamination at certain of its store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses) which are primarily related to underground petroleum storage tanks (USTs) and ground water contamination. The Company conducts an on-going program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. The Company anticipates that all USTs will be in compliance with 1998 UST upgrade requirements established by the Environmental Protection Agency. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation, UST upgrades and continuing compliance with environmental laws will not have a material adverse effect on the financial condition or operating results of the Company.

Cautionary Note

This report contains certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industry generally and particularly in the Company's principal markets; the implementation of the Company's re-engineering initiatives in accordance with the currently contemplated schedule and budget; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food and drug industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner.

Part II - Other Information


Item 1.Legal Proceedings -- For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended January 31, 1998.

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

Item 3.  Defaults upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None.

Item 5.  Other Information --  None

Item 6.  Exhibits and Reports on Form 8-K --

         (a)  Exhibits --

              10.1 Third Amendment to Employment Agreement between the Company and Martin A. Scholtens dated as of March 17, 1998.
              27.1   Financial Data Schedule.
              27.2 Restated Financial Data Schedule - FAS 128 restatements of Earnings Per Share.

         (b)  Reports on Form 8-K filed during the quarter -- None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        American Stores Company
                                          (Registrant)





Dated June 11, 1998                   /s/ Neal J. Rider
                                        Neal J. Rider
                                    Chief Financial Officer
                                 (Principal Financial Officer)




Dated June 11, 1998               /s/ Kathleen E. McDermott
                                       Kathleen E. McDermott
                          Chief Legal Officer and Assistant Secretary





Dated June 11, 1998                       /s/ Bradley M. Vierig
                                          Bradley M. Vierig
                              Senior Vice President and Controller
                                   (Chief Accounting Officer)