Form 10-Q
period 1998-08-01
AMERICAN STORES CO /NEW/
filed 1998-09-01
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     August 1, 1998

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number               1-5392

                            AMERICAN STORES COMPANY
             (Exact name of registrant as specified in its charter)

Delaware                                            87-0207226
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

299 South Main St.
Salt Lake City, Utah                                   84111
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 21, 1998: Common Stock, Par Value $1.00 - 274,522,065 shares.

Part I. Financial Information

Item 1. Financial Statements

                            AMERICAN STORES COMPANY
                   Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)


                                                    Thirteen Weeks Ended

                                                 August 1,         August 2,
                                                   1998              1997
Sales                                           $4,950,016        $4,763,174

Cost of merchandise sold, including
   warehousing and transportation expenses       3,631,046         3,476,725

Gross profit                                     1,318,970         1,286,449

Operating and administrative expenses            1,106,478         1,074,029

Operating profit                                   212,492           212,420

Other income (expense):
   Interest income                                     855             2,109
   Interest expense                                (58,956)          (56,709)
Net other income (expense)                         (58,101)          (54,600)

Earnings before income taxes                       154,391           157,820

Federal and state income taxes                      66,231            67,863

Net earnings                                    $   88,160        $   89,957

Basic earnings per share                        $     0.32        $     0.33
Diluted earnings per share                      $     0.32        $     0.33

Average number of common shares outstanding
   used for basic earnings per share               274,437           272,535
Dilutive common stock options                        1,468             1,722
Average number of common shares outstanding
   used for dilutive earnings per share            275,905           274,257

Dividends per share                                  $0.09             $0.09



     See accompanying notes to consolidated condensed financial statements.


                            AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Earnings
                                  (unaudited)
                     (In thousands, except per share data)



                                                    Twenty-Six Weeks Ended

                                                 August 1,         August 2,
                                                   1998              1997
Sales                                           $9,822,702        $9,510,818

Cost of merchandise sold, including
   warehousing and transportation expenses       7,237,190         6,973,564

Gross profit                                     2,585,512         2,537,254

Operating and administrative expenses            2,198,505         2,143,903
Restructuring and impairment                                          13,400

Operating profit                                   387,007           379,951

Other income (expense):
   Interest income                                   1,819             2,853
   Interest expense                               (119,088)         (107,505)
   Shareholder related expenses                                      (33,913)
      Net other income (expense)                  (117,269)         (138,565)

Earnings before income taxes                       269,738           241,386

Federal and state income taxes                     115,717           117,204

Net earnings                                    $  154,021        $  124,182

Basic earnings per share                        $     0.56        $     0.44
Diluted earnings per share                      $     0.56        $     0.44

Average number of common shares outstanding
   used for basic earnings per share               274,189           279,386
Dilutive common stock options                        1,563             1,422
Average number of common shares outstanding
   used for dilutive earnings per share            275,752           280,808

Dividends per share                                  $0.18             $0.17



See accompanying notes to consolidated condensed financial statements.


                            AMERICAN STORES COMPANY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)
                           (In thousands of dollars)


                                                 August 1,        January 31,
                                                   1998               1998
Assets
Current Assets:
  Cash and cash equivalents                   $   34,380          $   47,794
  Inventories                                  1,549,924           1,714,229
  Other current assets                           451,891             499,757

    Total current assets                       2,036,195           2,261,780

Property, plant and equipment and property
  under capital leases, less accumulated
  depreciation and amortization of $2,556,824
  on August 1, 1998 and $2,552,723 on
  January 31, 1998                             4,300,317           4,260,921

Goodwill                                       1,600,195           1,611,812
Other assets                                     482,696             401,502
    Assets                                    $8,419,403          $8,536,015

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                              $1,074,624          $1,186,845
Other current liabilities                        722,819             833,554
Current maturities of long-term debt and
  capital lease obligations                       40,287             100,935
    Total current liabilities                  1,837,730           2,121,334

Other liabilities                                888,305             903,629
Long-term debt and obligations under capital
  leases, less current maturities              3,261,042           3,201,970

Shareholders' Equity - shares outstanding of
  274,519,412 on August 1, 1998 and
  273,606,510 on January 31, 1998              2,432,326           2,309,082
    Liabilities and Shareholders' Equity      $8,419,403          $8,536,015


     See accompanying notes to consolidated condensed financial statements.


                            AMERICAN STORES COMPANY
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                           (In thousands of dollars)


                                                     Twenty-Six Weeks Ended

                                                 August 1,          August 2,
                                                   1998               1997
Cash Flows from Operating Activities:
Net earnings                                     $ 154,021          $ 124,182
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  244,834            228,059
    Net (gain) loss on asset sales                  (6,887)            (3,820)
    Changes in operating assets and liabilities   (124,706)            81,292
Total adjustments                                  113,241            305,531
Net cash provided by operating
  activities                                       267,262            429,713

Cash Flows from Investing Activities:
Expended for property, plant and equipment        (330,861)          (388,069)
Proceeds from sale of other assets                  81,486             23,658
Net cash (used in) investing activities           (249,375)          (364,411)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings                 145,000            500,000
Payments on long-term borrowings                   (50,000)
Net(decrease)increase in borrowings                (95,524)           (98,804)
Other changes in equity                             18,533             29,090
Repurchase of common stock from major stockholder                    (550,000)
Issuance of common stock for overallotments                            95,914
Cash dividends                                     (49,310)           (47,868)
Net cash (used in) provided by
   financing activities                            (31,301)           (71,668)
Net (decrease) in cash and
  cash equivalents                                 (13,414)            (6,366)

Cash and cash equivalents:
  Beginning of year                                 47,794             37,467
  End of quarter                                  $ 34,380          $  31,101


Supplementary Information - Statements of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)            $ 115,513          $ 100,700
Income taxes, net of refunds                     $  99,153          $ 144,617



                            AMERICAN STORES COMPANY
                Notes to Consolidated Condensed Financial Statements
                                  (unaudited)
                                 August 1, 1998


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the balance sheets of American Stores Company and its subsidiaries as of August 1, 1998 and January 31, 1998 and the statements of earnings for the thirteen weeks ended August 1, 1998 and August 2, 1997 and statements of earnings and cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 31, 1998.

Reclassification

The prior year financial statements have been reclassified to conform to the current year presentation.

Net Earnings Per Share

Earnings per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Stock options outstanding during the second quarter and year-to-date 1998 having no dilutive effect totaled 225,900 at exercise prices ranging from $24.88-$25.00 per share.

Employee Stock Purchase Plan (ESPP)

During the quarter, 227,900 shares were issued under the ESPP at $20.32 per share. As of August 1, 1998, 2.4 million shares had been issued under the ESPP and 11.6 million shares remain authorized for issuance.

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

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.38%.

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

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what effect, if any, these statements will have on the Company.

Subsequent Event

On August 2, 1998 the Company entered into an Agreement and Plan Of Merger (the Merger Agreement) between the Company, Albertson's Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Albertson's. The merger is subject to certain conditions, including, among others, approval by the stockholders of both the Company and Albertson's, regulatory approvals and other customary conditions.

In connection with the Merger Agreement, the Company and Albertson's entered into reciprocal stock option agreements pursuant to which (a) the Company granted Albertson's an option to purchase up to 54.5 million shares of Company Common Stock (but in no event more than 19.9% of the outstanding shares of Company Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement, at an exercise price of $30.24 per share and (b) Albertson's granted the Company an option to purchase up to 48.8 million shares of Albertson's Common Stock (but in no event more than 19.9% of the outstanding shares of Albertson's Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement at an exercise price of $48.00 per share

The merger is expected to be accounted for as a pooling-of-interests. Upon consummation of the transaction, each outstanding share of the Company's Common Stock will be converted into the right to receive .63 shares of Albertson's Common Stock.

Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Total sales for the second quarter of 1998 increased 3.9% to $5.0 billion compared to second quarter 1997 total sales of $4.8 billion. Year-to-date total sales increased 3.3% in 1998 to $9.8 billion compared to 1997 year-to-date sales of $9.5 billion. The increase is primarily due to increased retail square footage from capital spending over the past few years and stronger pharmacy sales. Net retail square footage increased 4.2% from second quarter 1997 to second quarter 1998. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased 1.8% in the second quarter and 1.4% year-to-date 1998 over the corresponding periods of 1997 due primarily to successful marketing and advertising promotions and stronger pharmacy sales. Pharmacy department comparable sales in 1998 increased 18.4% in the second quarter and 15.9% year-to-date over the prior year periods.

Gross profit as a percent of sales decreased to 26.7% in the second quarter of 1998 compared to 27.0% in the second quarter of 1997. Year-to-date gross profit as a percent of sales decreased in 1998 to 26.3% compared to 26.7% in 1997. The gross profit percentage decreases were primarily due to aggressive promotional activity, particularly in Philadelphia and southern California, and lower pharmacy margins compared to the prior year caused by the shift to third-party payers, increased sales of new, lower margin drugs and the impact of inflation on gross profit as a percent of sales.

Operating and administrative expenses as a percent of sales decreased to 22.4% in the second quarter of 1998 from 22.5% in 1997. Year-to-date, operating and administrative expenses as a percent of sales decreased to 22.4% in 1998 compared to 22.7% in 1997. Year-to-date operating and administrative expenses in 1997 included costs related to the sale in the first quarter of a division of the Company's communications subsidiary totaling $13.4. Adjusting for this cost, year-to-date 1997 operating expense as a percent of sales was 22.5%. The decreases as a percent to sales from the prior year were primarily attributable to lower risk expense, improved labor management and better overall expense control.

Total operating profit for the second quarter 1998 increased slightly to $212.5 million compared to $212.4 million in the second quarter of 1997. Year-to-date operating profit was $387.0 million in 1998 compared to $380.0 million in 1997, an increase of 1.9%. Operating profit was 4.3% of sales in the second quarter and 3.9% year-to-date 1998 compared to 4.5% in the second quarter and 4.0% year-to-date 1997. Year-to-date operating profit as a percent of sales in 1997 adjusted for the one-time cost of the sale of a division of the Company's communications subsidiary was 4.1%. The decrease in 1998 operating profit as a percent of sales, excluding the one-time charge, is due primarily to lower gross profit margins.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Interest expense was $59.0 million in the second quarter of 1998 compared to $56.7 million in the second quarter of 1997. Year-to-date interest expense totaled $119.1 million 1998 compared to $107.5 million in 1997. Outstanding debt levels were higher during the second quarter and year-to-date 1998 primarily due to the continued capital expenditure program and the financing of the stock repurchase(Stock Repurchase) from the Company's former chairman and related parties in April of 1997.

The Company's effective income tax rate was 42.9% in the second quarter and year-to-date 1998 compared to 43.0% and 48.5% for the same periods in 1997. The prior year effective tax rates were higher due to the one-time non-deductible expenses related to the Stock Repurchase. The year-to-date effective tax rate in 1997 excluding one-time items was 43.0%.

Diluted earnings per share amounted to $0.32 per share in the second quarter and $0.56 year-to-date 1998 compared to $0.33 and $0.44 per share for the same periods in the prior year.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $0.21 per share, during 1996 related primarily to its re-engineering program initiatives. The following table details the components of the reserve and the activity to date as of the end of second quarter 1998:


                           Original                                Reserve
                            Reserve    Activity         Reserve    Balance
(in millions)               Balance     to Date     Adjustments     8/1/98
Warehouse consolidation     $ 26.4       $35.7         $ 9.3         -
Office consolidation          26.3        19.2          (7.1)        -
Asset impairment              26.4        24.2          (2.2)        -
Closed store costs            12.9        12.9                       -
Other                          8.0         8.0                       -
   Total                    $100.0      $100.0                       -


As of the end of the second quarter, the total reserve had been utilized without any necessary adjustments or modifications. The Company charged a total of $16.3 million against the reserve related to termination benefits, of which $5.0 was paid during the thirteen week period ended August 1, 1998. A total of 550 people were terminated over the course of the restructuring. Total cash expenditures related to the charge were $34.1 million.

Liquidity and Capital Resources

Cash provided by operating activities increased to $267.3 million year-to-date 1998 compared to $492.7 million in the same period of 1997. The decrease is primarily attributable to the unusually large amount of cash provided by operating activities during 1997 as a result of the implementation of the Company's working capital initiatives. The Company initially realized significant increases in working capital as a result of the working capital initiatives which have tapered off over time as payables have become better managed and inefficiencies have been eliminated. The working capital

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

initiatives are continuing in 1998 and cash provided by operating activities during the second quarter of 1998 was in line with the Company's expectations.

Cash capital expenditures year-to-date 1998 and 1997 amounted to $330.9 million and $388.1 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $398.5 million in 1998, compared to $496.6 million in 1997. For the second quarter of 1998, 13 new stores were opened, 13 stores were closed and 13 stores were remodeled. Year-to-date 1998, 26 new stores were opened, 25 stores were closed and 19 stores were remodeled. Capital expenditures for fiscal 1998 are expected to be approximately $1.0 billion and will be funded from cash flows from operations and existing credit facilities. In addition, the Company has $855 million available under its universal shelf registration statement. The Company currently plans to open a total of 65 new stores and remodel 70 stores in 1998.

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

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.38%.

The net decrease in debt of $0.5 million in the first half of 1998 is compared to a net increase of $401.2 million in the same period of 1997. The increase in 1997 was due primarily to the Stock Repurchase.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facilities, availability under a universal shelf registration statement, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what effect, if any, these statements will have on the Company.

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

Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification or replacement of some existing Programs and Systems. The Company expects that the expenses associated with achieving Year 2000 compliance will be approximately $25 million. The Company has spent approximately $23.0 million on Year 2000 compliance through August 1, 1998. No assurance can be given that the Company's efforts nor those of its vendors, financial institutions and others who interact with the Company will be successful.

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

Subsequent Event

On August 2, 1998 the Company entered into an Agreement and Plan Of Merger (the Merger Agreement) between the Company, Albertson's Inc. (Albertson's) and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Albertson's. The merger is subject to certain conditions, including, among others, approval by the stockholders of both the Company and Albertson's, regulatory approvals and other customary conditions.

In connection with the Merger Agreement, the Company and Albertson's entered into reciprocal stock option agreements pursuant to which (a) the Company granted Albertson's an option to purchase up to 54.5 million shares of Company Common Stock (but in no event more than 19.9% of the outstanding shares of Company Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement, at an exercise price of $30.24 per share and (b) Albertson's granted the Company an option to purchase up to 48.8 million shares of Albertson's Common Stock (but in no event more than 19.9% of the outstanding shares of Albertson's Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement at an exercise price of $48.00 per share

The merger is expected to be accounted for as a pooling-of-interests. Upon consummation of the transaction, each outstanding share of the Company's Common Stock will be converted into the right to receive .63 shares of Albertson's Common Stock.

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

Item 2.Changes in Securities -- None

Item 3.Defaults upon Senior Securities -- None

Item 4.Submission of Matters to a Vote of Security Holders -- The Annual Meeting of the Company's Shareholders was held June 17, 1998 at which time the shareholders voted on the following matters:

       1.  Election of Directors:
       Nominee                     In Favor             Withheld
       Pamela G. Bailey            240,697,053          3,836,416
       Henry I. Bryant             239,981,858          4,551,611
       Arden B. Engebretsen        240,725,433          3,808,036
       James B. Fisher             240,743,041          3,790,428
       Fernando R. Gumucio         240,801,233          3,732,236
       Leon. G Harmon              240,656,799          3,876,670
       David L. Maher              240,725,005          3,808,464
       Victor L. Lund              240,415,103          4,118,366
       John E. Masline             240,718,534          3,814,935
       Barbara Scott Prieskel      240,575,283          3,958,186
       J.L. Scott                  240,731,085          3,802,384
       Arthur K. Smith             240,608,153          3,925,316

       2. Ratification of the appointment of Ernst & Young as independent certified public for fiscal year 1998:
       For                 Against        Abstain
       243,483,791         603,628        446,050

Item 5.Other Information --  None

Item 6.  Exhibits and Reports on Form 8-K --

         (a)  Exhibits --

         10.1 Agreement and Plan of Merger, dated as of August 2, 1998, among Albertson's, Abacus Holdings, Inc. and American Stores Company is incorporated by reference to Exhibit 1 to the Schedule 13D filed by American Stores Company on August 12, 1998.
         10.2 Stock Option Agreement, dated as of August 2, 1998, between Albertson's, Inc., as Issuer, and American Stores Company, as Grantee is incorporated by reference to Exhibit 2 to the

Part II - Other Information

           Schedule 13D filed by American Stores Company on August 12, 1998 with respect to the Common Stock of Albertson's, Inc.
         10.3 Stock Option Agreement, dated as of August 2, 1998, between American Stores Company, as Issuer, and Albertson's, Inc., as
           Grantee is incorporated herein by reference to Exhibit 3 to the
           Schedule 13D filed by American Stores Company on August 12, 1998 with respect to the Common Stock of American Stores Company.
         10.4 American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 as filed with the Commission on July 13, 1998.
         10.5 Amendment dated as of June 16, 1998 to American Stores Company Key Executive Stock Purchase Incentive Plan.
         10.6 Amendment to the 1989 Stock Option and Stock Award Plan dated as of July 28, 1998.
         10.7 Amendment to the 1985 Stock Option and Stock Award Plan dated as of July 28, 1998.
         10.8 Termination and Consulting Agreement, dated as of August 2, 1998, by and among American Stores Company, Albertson's, Inc. and Victor
           L. Lund.
         10.9 Amendment to American Stores Company 1995 Employee Stock Purchase Plan dated as of August 2, 1998.
         27.1 Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter --

           Agreement and Plan of Merger, dated as of August 2, 1998, between Albertson's, Inc., Abacus Holdings, Inc. and American Stores Company (filed on August 5, 1998).


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        American Stores Company
                                          (Registrant)





Dated September 1, 1998                 /s/ Neal J. Rider
                                        Neal J. Rider
                                    Chief Financial Officer
                                 (Principal Financial Officer)



Dated September 1, 1998                /s/ Kathleen E. McDermott
                                       Kathleen E. McDermott
                          Chief Legal Officer and Assistant Secretary





Dated September 1, 1998                /s/ Bradley M. Vierig
                                       Bradley M. Vierig
                              Senior Vice President and Controller
                                   (Chief Accounting Officer)