Form 10-Q
period 1998-10-31
AMERICAN STORES CO /NEW/
filed 1998-12-11
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934
For the quarterly period ended     October 31, 1998

OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_________        SECURITIES EXCHANGE ACT OF 1934
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

299 South Main Street
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 28, 1998: Common Stock, Par Value $1.00 - 274,935,153 shares.

Part I. Financial Information

Item 1. Financial Statements


                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)

                                                                           Thirteen Weeks Ended

                                                                       October 31,               November 1,
                                                                          1998                      1997

Sales                                                                  $4,847,756                $4,647,465

Cost of merchandise sold, including
     warehousing and transportation expenses                            3,548,005                 3,412,766
                                                                       ----------                ----------

Gross profit                                                            1,299,751                 1,234,699

Operating and administrative expenses                                   1,102,028                 1,073,231
                                                                       ----------                ----------

Operating profit                                                          197,723                   161,468

Other(expense)income:
     Interest income                                                          737                     1,256
     Interest expense                                                     (57,050)                  (54,432)
                                                                       -----------               -----------
Net other(expense)income                                                  (56,313)                  (53,176)
                                                                       -----------               -----------

Earnings before income taxes                                              141,410                   108,292

Federal and state income taxes                                             60,665                    48,017
                                                                       ----------                ----------

Net earnings                                                           $   80,745                $   60,275
                                                                       ==========                ==========

Basic earnings per share                                               $     0.29                $     0.22
                                                                       ==========                ==========
Diluted earnings per share                                             $     0.29                $     0.22
                                                                       ==========                ==========

Average number of common shares outstanding
   used for basic earnings per share                                      274,830                   273,292
Dilutive common stock options                                               3,221                     1,809
                                                                          -------                   -------
Average number of common shares outstanding
   used for dilutive earnings per share                                   278,051                   275,101

Dividends per share                                                         $0.09                     $0.09

------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)

                                                                         Thirty-Nine Weeks Ended

                                                                      October 31,               November 1,
                                                                          1998                      1997

Sales                                                                 $14,670,458               $14,158,283

Cost of merchandise sold, including
     warehousing and transportation expenses                           10,785,195                10,386,330
                                                                      -----------               -----------

Gross profit                                                            3,885,263                 3,771,953

Operating and administrative expenses                                   3,300,533                 3,217,134
Restructuring and impairment                                                                         13,400
                                                                      -----------                -----------

Operating profit                                                          584,730                   541,419

Other(expense)income:
     Interest income                                                        2,556                     4,109
     Interest expense                                                    (176,138)                 (161,937)
     Shareholder related expenses                                                                   (33,913)
                                                                      -----------                -----------
Net other(expense)income                                                 (173,582)                 (191,741)
                                                                      ------------               ----------

Earnings before income taxes                                              411,148                   349,678

Federal and state income taxes                                            176,382                   165,221
                                                                      -----------                ----------

Net earnings                                                          $   234,766                $  184,457
                                                                      ===========                ==========

Basic earnings per share                                              $     0.86                 $     0.67
                                                                      ==========                 ==========
Diluted earnings per share                                            $     0.85                 $     0.66
                                                                      ==========                 ==========

Average number of common shares outstanding
   used for basic earnings per share                                      274,403                   277,355
Dilutive common stock options                                               2,234                     1,498
                                                                          -------                   -------
Average number of common shares outstanding
   used for dilutive earnings per share                                   276,637                   278,853

Dividends per share                                                         $0.27                     $0.26

------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                             (Dollars in thousands)

                                                                     October 31,                 January 31,
                                                                         1998                        1998

Assets
Current Assets:
  Cash and cash equivalents                                          $   42,974                  $   47,794
  Inventories                                                         1,753,633                   1,714,229
  Other current assets                                                  442,613                     499,757
                                                                     ----------                  ----------

    Total current assets                                              2,239,220                   2,261,780

Property,   plant  and  equipment  and  property
  under  capital  leases,   less  accumulated
  depreciation  and  amortization of $2,374,626
  on October 31, 1998  and $2,552,723 on
  January 31, 1998                                                    4,362,267                   4,260,921

Goodwill                                                              1,586,651                   1,611,812
Other assets                                                            490,863                     401,502
                                                                     ----------                  ----------
    Assets                                                           $8,679,001                  $8,536,015
                                                                     ==========                  ==========

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                                     $1,243,479                  $1,186,845
Other current liabilities                                               714,315                     833,554
Current maturities of long-term debt and
  capital lease obligations                                              41,828                     100,935
                                                                     ----------                  ----------
    Total current liabilities                                         1,999,622                   2,121,334

Other liabilities                                                       847,067                     903,629
Long-term debt and obligations under capital
  leases, less current maturities                                     3,335,799                   3,201,970

Shareholders' Equity - shares outstanding of
  274,920,477 on October 31, 1998 and
  273,606,510 on January 31, 1998                                     2,496,513                   2,309,082
                                                                     ----------                  ----------
    Liabilities and Shareholders' Equity                             $8,679,001                  $8,536,015
                                                                     ==========                  ==========


------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                          Thirty-Nine Weeks Ended

                                                                         October 31,              November 1,
                                                                            1998                     1997

Cash Flows from Operating Activities:
Net earnings                                                              $234,766                $184,457
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                          367,042                 347,561
    Net (gain) on asset sales                                              (12,935)                 (3,304)
    Changes in operating assets and liabilities                           (204,633)                174,825
                                                                          --------                --------
Total adjustments                                                          149,474                 519,082
                                                                          --------                --------
Net cash provided by operating activities                                  384,240                 703,539
                                                                          --------                --------

Cash Flows from Investing Activities:
Expended for property, plant and equipment                                (522,147)               (700,099)
Proceeds from sale of other assets                                         104,648                  38,363
                                                                          --------                ---------
Net cash (used in) investing activities                                   (417,499)               (661,736)
                                                                          --------                --------

Cash Flows from Financing Activities:
Issuance of new debt                                                       145,000                 500,000
Payment of long-term borrowing                                             (50,000)               (343,000)
Net (decrease) increase in borrowings                                      (19,226)                291,082
Other changes in equity                                                     26,687                  34,985
Repurchase of common stock from major stockholder                                                 (550,000)
Issuance of common stock for overallotments                                                         95,914
Cash dividends                                                             (74,022)                (72,443)
                                                                          --------                --------
Net cash provided by (used in)
   financing activities                                                     28,439                 (43,462)

Net (decrease) in cash and
  cash equivalents                                                          (4,820)                 (1,659)
Cash and cash equivalents:
  Beginning of year                                                         47,794                  37,467
                                                                          --------                --------
  End of quarter                                                          $ 42,974                $ 35,808
                                                                          ========                =========

Supplementary information - Statement of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)                                    $ 170,507               $ 149,723
Income taxes, net of refunds                                             $ 168,614               $ 205,886

                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                October 31, 1998


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of October 31, 1998 and January 31, 1998 and the results of its operations for the thirteen weeks ended October 31, 1998 and November 1, 1997 and results of operations and cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 31, 1998.

Net Earnings Per Share

Earnings per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Employee Stock Purchase Plan

During the quarter, 385,641 shares were issued under the ESPP at $20.32 per share and 783,746 shares were issued year-to-date at an average price of $19.33 per share. As of September 30, 1998, purchases of common stock under the ESPP have been discontinued.

Debt

On September 22, 1998, the Company entered into a $300 million revolving credit agreement with a financial institution. The agreement bears interest at the higher of 0.50% above the latest Federal Funds Rate or the rate of interest in effect as publicly announced by Bank of America in San Francisco as its reference rate, and terminates on the earlier of i) the effective date of consummation of the Merger (as defined below), ii) the date which is 30 days after the date the Merger Agreement is terminated, or iii) July 1, 1999.

On March 19, 1998, the Company issued $45 million of notes under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million of notes under the same Program. The $45 million of notes bear interest at a rate of 6.5% and mature March 20, 2008. The $100 million of notes bear interest at a rate of 7.1% and mature March 20, 2028. Proceeds were used to refinance short-term debt and for general corporate purposes.

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.38%.

During 1997 the Company entered into a $100 million treasury rate lock agreement for the purpose of hedging the interest rate on a portion of debt to be issued under the Company's universal shelf registration statement. In March 1998, the treasury lock was terminated in connection with the issuance of $100 million of notes under the registration statement. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.

Part I - Financial Information (continued)

Notes to Consolidated Condensed Financial Statements (continued)


Repurchase of Common Stock

On April 8, 1997, the Company (i) repurchased 24.4 million shares of its common stock from the family of L.S. Skaggs, the former Chairman of the Company, and certain Skaggs family and charitable trusts (the Selling Stockholders) for an aggregate price of $550 million and (ii) sold 4.6 million shares of common stock for net proceeds of $95.9 million pursuant to the exercise of an overallotment option by the underwriters in connection with a public offering of 30.8 million shares by the Selling Stockholders. On April 8, 1997 the Company also recorded non-recurring charges totaling $33.9 million, or $0.11 per share, related to expenses incurred by the Selling Stockholders which were reimbursed by the Company.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what effect, if any, this statement will have on the Company.

Merger Agreement

On August 2, 1998 the Company entered into an Agreement and Plan Of Merger (the Merger Agreement) between the Company, Albertson's, Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Albertson's. Each share of the Company's Common Stock would be converted into the right to receive
0.63 shares of Albertson's Common Stock, with cash paid in lieu of any fractional shares. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for U.S. federal income tax purposes. The merger is subject to certain conditions, including, among others, regulatory approvals and other customary conditions.

In connection with the Merger Agreement, the Company and Albertson's entered into reciprocal stock option agreements pursuant to which (a) the Company granted Albertson's an option to purchase up to 54.5 million shares of Company Common Stock (but in no event more than 19.9% of the outstanding shares of Company Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement, at an exercise price of $30.24 per share and (b) Albertson's granted the Company an option to purchase up to 48.8 million shares of Albertson's Common Stock (but in no event more than 19.9% of the outstanding shares of Albertson's Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement at an exercise price of $48.00 per share.

All options and certain shares of restricted stock granted under the Company's stock option and stock award plans will automatically vest upon a change of control, which is defined in such plans as stockholder approval of the Merger

Part I - Financial Information (continued)

Notes to Consolidated Condensed Financial Statements (continued)


or, for options granted under the Company's 1997 Stock Option and Stock Award Plan and the 1997 Stock Plan for Non-Employee Directors (the 1997 Plans), upon the later of stockholder approval or regulatory approval of the Merger. All options outstanding on the consummation of the merger will be converted into options to acquire shares of Albertson's Common Stock. In addition, option holders have the right (an LSAR), during an exercise period of up to 60 days after the occurrence of a change of control (but prior to consummation of the Merger), to elect to surrender all or part of their options in exchange for shares of Albertson's Common Stock having a value equal to the excess of the change of control price over the exercise price (which shares will be deliverable upon the Merger). For those purposes, the change of control price will be the higher of (i) the highest reported sales price during the 60-day period ending prior to respective dates of the "change of control", or (ii) the price paid to stockholders in the merger, subject to adjustment in both cases if the exercise period is less than 60 days. If the Merger Agreement is terminated prior to consummation of the Merger, option holders who exercise LSARs will receive cash in lieu of Albertson's Common Stock.


Subsequent Event

On November 12, 1998, the stockholders of American Stores and Albertson's approved the Merger Agreement. Approval of the Merger Agreement by the Company's stockholders accelerated the vesting of approximately 10.2 million stock options (approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs.

The exercisability of approximately 10.2 million LSARs will result in the Company recognizing an estimated $150 million non-recurring compensation charge during the fourth fiscal quarter of 1998, based on an average exercise price of $19.23 and assuming a change of control price of $33.875 (the highest sales price of the Company's common stock during the 60-day period prior to the Company's special stockholders meeting), whether or not the Merger is consummated. LSARs relating to the approximately 6.6 million remaining stock options will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $67 million based upon an average exercise price of $23.72 and assuming a change of control price of $33.875. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. Additional charges would be recognized in the quarter in which the Merger is consummated if the change of control price is higher than the amounts assumed for purposes of the foregoing estimates. For every dollar the change of control price exceeds $33.875, the Company will recognize an additional non-recurring compensation charge of approximately $16.8 million. If the merger is consummated, the foregoing charges will be non-cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Total sales for the third quarter of 1998 increased 4.3% to $4.8 billion compared to third quarter 1997 total sales of $4.6 billion. Year-to-date total sales increased 3.6% in 1998 to $14.7 billion compared to 1997 year-to-date sales of $14.2 billion. The increase is primarily due to increased retail square footage from capital spending over the past few years and stronger pharmacy sales. Net retail square footage increased 3.6% from third quarter 1997 to third quarter 1998. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased 1.3% in the third quarter and 1.4% year-to-date 1998 over the corresponding periods of 1997 due primarily to successful marketing and advertising promotions and stronger pharmacy sales. Pharmacy department comparable sales in 1998 increased 17.9% in the third quarter and 16.6% year-to-date over the prior year periods. Pharmacy departments have benefited from new drug introductions, inflation, and continued growth in managed care.

Gross profit as a percent of sales increased to 26.8% in the third quarter of 1998 compared to 26.6% in the third quarter of 1997. Year-to-date gross profit as a percent of sales decreased in 1998 to 26.5% compared to 26.6% in 1997. The third quarter gross profit percentage increase was primarily due to better promotional spending and improved product mix in the food departments. The decreases in year-to-date gross profit as a percent of sales from the prior year were due mainly to lower pharmacy margins compared to the prior year caused by the shift to third-party payors from cash customers, increased sales of new, lower margin drugs and the impact of inflation on gross profit as a percent of sales.

Operating and administrative expenses as a percent of sales decreased to 22.7% in the third quarter of 1998 from 23.1% in 1997. Year-to-date, operating and administrative expenses as a percent of sales decreased to 22.5% in 1998 compared to 22.8% in 1997. Year-to-date 1997 operating and administrative expenses included costs related to the sale in the first quarter of a division of the Company's communications subsidiary totaling $13.4 million. The decreases as a percent to sales from the prior year were primarily attributable to lower self insurance risk expense, improved labor management and better overall expense control.

Total operating profit for the third quarter 1998 increased 22.5% to $197.7 million compared to $161.5 million in the third quarter of 1997. Year-to-date operating profit was $584.7 million in 1998 compared to $541.4 million in 1997, an increase of 8.0%. Operating profit was 4.1% of sales in the third quarter and 4.0% year-to-date 1998 compared to 3.5% in the third quarter and 3.8% year-to-date 1997. The increase in 1998 operating profit as a percent of sales, excluding the 1997 one-time charge, is due primarily to improved gross margins and lower operating expenses.

Interest expense was $57.1 million in the third quarter of 1998 compared to $54.4 million in the third quarter of 1997. Year-to-date interest expense totaled $176.1 million in 1998 compared to $161.9 million in 1997. Outstanding debt levels were higher during the third quarter and year-to-date 1998 primarily due to the continued capital expenditure program and the financing of the stock repurchase (Stock Repurchase) from the Company's former chairman and related parties in April of 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company's effective income tax rate was 42.9% in the third quarter and year-to-date 1998 compared to 44.3% and 47.2% for the same periods in 1997. The prior year effective tax rates were higher due to the one-time non-deductible expenses related to the Stock Repurchase. The year-to-date effective tax rate in 1997 excluding one-time items was 43.4%.

Diluted earnings per share amounted to $0.29 per share in the third quarter and $0.85 year-to-date 1998 compared to $0.22 and $0.66 per share for the same periods in the prior year.

The Company recorded special charges aggregating approximately $100.0 million, before taxes, or $0.21 per share, during 1996 related primarily to its re-engineering program initiatives. As of the end of the second quarter 1998, the total reserve had been utilized without any necessary adjustments or modifications.

Liquidity and Capital Resources

Cash provided by operating activities of $384.2 million year-to-date 1998 compares to $703.5 million in the same period of 1997. The decrease is primarily attributable to the large amount of cash provided by operating activities during 1997 as a result of the implementation of the Company's working capital initiatives. The Company initially realized significant cash flow benefits as a result of the working capital initiatives which have tapered off over time as payables have become better managed and inefficiencies have been eliminated. The working capital initiatives are continuing in 1998 and cash provided by operating activities during the third quarter of 1998 was in line with the Company's expectations. The balance of the change is due primarily to changes in the other components of working capital and is not believed to be indicative of long-term trends.

Cash capital expenditures year-to-date 1998 and 1997 amounted to $522.1 million and $700.1 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $629.7 million in 1998, compared to $842.1 million in 1997. For the third quarter of 1998, 21 new stores were opened, 12 stores were closed and 31 stores were remodeled. Year-to-date 1998, 47 new stores were opened, 36 stores were closed and 49 stores were remodeled. Capital expenditures for fiscal 1998 are expected to be approximately $1.0 billion. The Company currently plans to open a total of 65 new stores and remodel 70 stores in 1998.

On September 22, 1998, the Company entered into a $300 million revolving credit agreement with a financial institution. The agreement bears interest at the higher of 0.50% above the latest Federal Funds Rate or the rate of interest in effect as publicly announced by Bank of America in San Francisco as its reference rate, and terminates on the earlier of i) the effective date of consummation of the Merger (as defined below), ii) the date which is 30 days after the date the Merger Agreement is terminated, or iii) July 1, 1999.

On March 19, 1998, the Company issued $45 million of notes under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million of notes under the same Program. The $45 million of notes bear interest at a rate of 6.5% and mature March 20, 2008. The $100 million of notes bear interest at a rate of 7.1% and mature March 20, 2028. Proceeds were used to refinance short-term debt and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.38%.

During 1997 the Company entered into a $100 million treasury rate lock agreement for the purpose of hedging the interest rate on a portion of debt to be issued under the Company's universal shelf registration statement. In March 1998, the treasury lock was terminated in connection with the issuance of $100 million of notes under the registration statement. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.38%.

The net increase in debt of $74.7 million in the first thirty-nine weeks of 1998 is compared to a net increase of $448.1 million in the same period of 1997. The increase in 1997 was due primarily to the Stock Repurchase.

The Company believes that its cash flow from operations, supplemented by credit available under the Company's existing credit facilities, availability under a universal shelf registration statement, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what effect, if any, this statement will have on the Company.

Year 2000

In 1996, the Company formed the Year 2000 Steering Committee to identify the areas in which the Year 2000 issue could adversely affect the Company, and develop and implement a comprehensive program to avoid or minimize such effects. The Committee consists of members of senior management, information technology, legal, and internal auditing departments. The Committee reports directly to senior management and regularly advises the Company's Board of Directors on its progress.

The Committee divided the universe of potential Year 2000 issues into two categories, (i) internal exposure issues, consisting of potential problems with the systems and equipment used within the Company, and (ii) external exposure issues, consisting of potential problems with the systems and equipment of third parties with whom the Company interfaces or on whom the Company relies for the provision of critical products or services. To date, the Committee has completed the following phases of its program with respect to both categories: inventoried and assessed the exposure associated with each issue, formed specialized teams, developed software and systems solutions, tested and certified the solutions, implemented substantially all such software and systems solutions, and contacted and evaluated responses from third parties with respet to their Year 2000 issues. The remaining phases involve implementation of the remaining solutions, the development of contingency plans, and follow up on third party inquiries and evaluations.

With respect to the internal exposure category, the Company identified potential Year 2000 issues in each of the key areas of its business which

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

utilize computer software programs and operating systems. The Company and outside contractors developed solutions for each component which was identified as "non-compliant" and implemented the steps believed necessary to make such systems Year 2000 compliant. The Company has completed the implementation of substantially all the new systems/fixes in the internal exposure category. The Company anticipates that the implementation of remaining systems/fixes will be completed by the second quarter of 1999. The Company has also identified several items of equipment such as cash registers, scales, and copy machines that use embedded chips that may not be Year 2000 compliant. The Company is taking steps to make them Year 2000 compliant by the second quarter of 1999.

With respect to the external exposure category, the Company has previously provided Year 2000 questionnaires/certification forms to substantially all the vendors, financial institutions, suppliers and other third parties with whom the Company conducts business and is in the process of evaluating responses and providing follow up communications to those third parties that did not respond or did not  respond  satisfactorily  to the  initial  mailing.  Based on initial results, the Company believes that a substantial majority of the vendors, suppliers, financial institutions and other third parties that provide goods or services to the Company of a type that are critical to its operations are taking steps to make their systems Year 2000 compliant on a timely basis. The Company believes that the most significant third parties from which Year 2000 certifications have not been obtained are the public utilities providing electric, gas and other utilities to the Company's many store, warehouse and office locations. In addition, there are several small suppliers of goods and services, primarily local suppliers or suppliers of specialized goods on a small scale, that have not responded to the Company's inquiries and that may not be taking the requisite actions to avoid Year 2000 issues. In most cases, the Company believes that if Year 2000 problems develop with the systems of such small suppliers, the Company will be able to obtain comparable products from other sources or operate without such products until the problems have been resolved. The Company is continuing its efforts to encourage third parties to address the Year 2000 issue and certify to the Company that they have established a plan to make their systems Year 2000 compliant.

The Company estimates that its total cost to resolve internal exposure issues will be approximately $25 million, substantially all of which has been spent to date. The Company estimates that total direct costs to resolve external exposure issues will be approximately $4.1 million, of which approximately $2.7 million has been spent to date and the remaining $1.4 million will be spent during the fourth quarter of 1998 and the first quarter of 1999. All of the Year 2000 expenses are being funded through operating cash flows.

The Company is dependent on the proper operation of its internal computer systems and software for several key aspects of its business operations including store operations, merchandise purchasing, inventory management, pricing, sales, warehousing, transportation, financial reporting and administrative functions. The Company is also dependent on the proper operation of the computer systems and software of third parties providing critical goods and services to the Company including vendors, utilities, financial institutions, government entities and others. The failure or malfunction of such internal or external systems could impair the Company's ability to operate its business in the ordinary course and could have a material, adverse effect on its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Management of the Company believes it has an effective program in place to resolve Year 2000 issues in a timely manner. However, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be disrupted and it would be unable to service customers or maintain adequate inventory levels. The amount of lost revenue and potential liability associated with claims related to the disruption of the Company's business and its inability to deliver products cannot be estimated at this time.

The Company does not have a contingency plan in place but intends to formulate plans with respect to its most critical applications during the first half of 1999. Contingency plans are expected to involve manual workarounds, increased inventories of certain products or types of products, and extra staffing.

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

Merger Agreement

On August 2, 1998 the Company entered into an Agreement and Plan Of Merger (the Merger Agreement) between the Company, Albertson's, Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Albertson's. Each share of the Company's Common Stock would be converted into the right to receive
0.63 shares of Albertson's Common Stock, with cash paid in lieu of any fractional shares. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for U.S. federal income tax purposes. The merger is subject to certain conditions, including, among others, regulatory approvals and other customary conditions.

In connection with the Merger Agreement, the Company and Albertson's entered into reciprocal stock option agreements pursuant to which (a) the Company granted Albertson's an option to purchase up to 54.5 million shares of Company Common Stock (but in no event more than 19.9% of the outstanding shares of Company Common Stock at the time of exercise) under certain circumstances and upon the terms and conditions set forth in the stock option agreement, at an exercise price of $30.24 per share and (b) Albertson's granted the Company an option to purchase up to 48.8 million shares of Albertson's Common Stock (but in no event more than 19.9% of the outstanding shares of Albertson's Common Stock at the time of exercise) under certain circumstances and upon the terms and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


conditions set forth in the stock option agreement at an exercise price of $48.00 per share.

All options and certain shares of restricted stock granted under the Company's stock option and stock award plans will automatically vest upon a change of control, which is defined in such plans as stockholder approval of the Merger or, for options granted under the Company's 1997 Stock Option and Stock Award Plan and the 1997 Stock Plan for Non-Employee Directors (the 1997 Plans), upon the later of stockholder approval or regulatory approval of the Merger. All options outstanding on the consummation of the merger will be converted into options to acquire shares of Albertson's Common Stock. In addition, option holders have the right (an LSAR), during an exercise period of up to 60 days after the occurrence of a change of control (but prior to consummation of the Merger), to elect to surrender all or part of their options in exchange for shares of Albertson's Common Stock having a value equal to the excess of the change of control price over the exercise price (which shares will be deliverable upon the Merger). For those purposes, the change of control price will be the higher of (i) the highest reported sales price during the 60-day period ending prior to respective dates of the "change of control", or (ii) the price paid to stockholders in the merger, subject to adjustment in both cases if the exercise period is less than 60 days. If the Merger Agreement is terminated prior to consummation of the Merger, option holders who exercise LSARs will receive cash in lieu of Albertson's Common Stock.

Subsequent Event

On November 12, 1998, the stockholders of American Stores and Albertson's approved the Merger Agreement. Approval of the Merger Agreement by the Company's stockholders accelerated the vesting of approximately 10.2 million stock options (approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs.

The exercisability of approximately 10.2 million LSARs will result in the Company recognizing an estimated $150 million non-recurring compensation charge during the fourth fiscal quarter of 1998, based on an average exercise price of $19.23 and assuming a change of control price of $33.875 (the highest sales price of the Company's common stock during the 60-day period prior to the Company's special stockholders meeting), whether or not the Merger is consummated. LSARs relating to the approximately 6.6 million remaining stock options will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $67 million based upon an average exercise price of $23.72 and assuming a change of control price of $33.875. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. Additional charges would be recognized in the quarter in which the Merger is consummated if the change of control price is higher than the amounts assumed for purposes of the foregoing estimates. For every dollar the change of control price exceeds $33.875, the Company will recognize an additional non-recurring compensation charge of approximately $16.8 million. If the merger is consummated, the foregoing charges will be non-cash.

Cautionary Note

This report contains certain forward-looking statements about the future performance of the Company and about its pending merger transaction which are

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industry generally and particularly in the Company's principal markets; the implementation of the Company's re-engineering initiatives in accordance with the currently contemplated schedule and budget; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food and drug industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in the rate of inflation; changes in economic conditions which affect the buying patterns of the Company's customers; the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner; changes in state or federal legislation or regulation; diversion of management's attention from other business concerns to the assimilation of the merged operations as contemplated by the pending merger transaction; uncertainties and difficulties relating to the integration of the merged companies including the assimilation and retention of employees, challenges in retaining customers and potential adverse short-term effects on operating results; and delays or obstacles in obtaining required regulatory approvals and/or other conditions necessary to satisfactorily close the pending merger transaction.

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

Item 2.       Changes in Securities -- None

Item 3.       Defaults upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders --

               On November 12, 1998, the stockholders of the Company voted on a proposal to approve and adopt an Agreement and Plan of Merger, dated as of August 2, 1998 among Albertson's, Inc., Abacus
               Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Albertson's, and American Stores Company.

               For                      Against                      Abstain
               224,746,602              1,869,320                    587,764

Item 5.       Other Information -- None

Item 6.       Exhibits and Reports on Form 8-K --

              (a)    Exhibits --

                     10.1 Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998.
                     10.2 Amendment to American Stores Company 1989 Stock Option and Stock Award Plan, dated as of October 8, 1998.
                     10.3 Amendment to American Stores Company 1985 Stock Option and Stock Award Plan, dated as of October 8, 1998.
                     10.4 Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Retirement dated as of September 15, 1998.
                     27.1      Financial Data Schedule.

                     (b) Reports on Form 8-K filed during the quarter --

                           Filing of the Press Release issued on November 12, 1998 announcing that the stockholders of the Company had approved and adopted the Agreement and Plan of Merger, dated August 2, 1998, among Albertson's, Inc., Abacus Holdings, Inc., and the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            American Stores Company
                                                  (Registrant)





Dated December 11, 1998                           /s/ Neal J. Rider
                                                      Neal J. Rider
                                               Chief Financial Officer
                                            (Principal Financial Officer)




Dated December 11, 1998                        /s/ Kathleen E. McDermott
                                                   Kathleen E. McDermott
                                    Chief Legal Officer and Assistant Secretary





Dated December 11, 1998                        /s/ Bradley M. Vierig
                                                   Bradley M. Vierig
                                        Senior Vice President and Controller
                                             (Chief Accounting Officer)