Form 10-K
period 1999-01-30
AMERICAN STORES CO /NEW/
filed 1999-04-13
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the fiscal year ended January 30, 1999.

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
        ----------------

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

         Title of each class
              None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             AMERICAN STORES COMPANY

                                    FORM 10-K



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1999:

Common Stock, $1 Par Value -- $9,143,970,293.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 27, 1999:

Common Stock, $1 Par Value -- 276,788,175.

                             AMERICAN STORES COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

                                                                     Page Number

              Cautionary Note............................................ 4
Item 1        Business................................................... 4
Item 2        Properties................................................. 7
Item 3        Legal Proceedings.......................................... 9
Item 4        Submission of Matters to a Vote of Security Holders........ 9



                                     PART II

Item 5        Market for Registrant's Common Equity and
                  Related Stockholder Matters........................... 10
Item 6        Selected Financial Data................................... 10
Item 7        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................... 11
Item 7A       Quantitative and Qualitative Disclosures About
                  Market Risk........................................... 19
Item 8        Financial Statements and Supplementary Data............... 20
Item 9        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................... 41



                                    PART III

Item 10       Directors and Executive Officers of the Registrant........ 42
Item 11       Executive Compensation.................................... 45
Item 12       Security Ownership of Certain Beneficial Owners
                  and Management........................................ 52
Item 13       Certain Relationships and Related Transactions............ 54



                                     PART IV

Item 14       Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K................................... 55

              Signatures................................................ 60

                             AMERICAN STORES COMPANY
                                    FORM 10-K
                                     PART I


Cautionary Note

This report contains certain forward-looking statements about the future performance of the Company and about its pending merger transaction which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food and drug industry generally and particularly in the Company's principal markets; the implementation of the Company's re-engineering initiatives in accordance with the currently contemplated schedule and budget; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food and drug industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in the rate of inflation; changes in economic conditions which affect the buying patterns of the Company's customers; the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner; changes in state or federal legislation or regulation; diversion of management's attention from other business concerns to the assimilation of the merged operations as contemplated by the pending merger transaction; uncertainties and difficulties relating to the integration of the merged companies including the assimilation and retention of employees, challenges in retaining customers and potential adverse short-term effects on operating results; and delays or obstacles in obtaining required regulatory approvals and/or other conditions necessary to satisfactorily close the pending merger transaction.

Fiscal Year
The fiscal year of the Company ends on the Saturday nearest to January 31. All references herein to "1998", "1997" and "1996" represent the 52-week fiscal
years  ended  January  30,  1999,   January  31,  1998  and  February  1,  1997,
respectively.

Item 1   Business

Merger Agreement
On August 2, 1998 the Company entered into an Agreement and Plan of Merger (the Merger Agreement) among the Company, Albertson's, Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Albertson's. Each share of the Company's Common Stock would be converted into the right to receive 0.63 shares of Albertson's Common Stock, with cash paid in lieu of any fractional shares. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for U.S. federal income tax purposes. On November 12, 1998, the stockholders of the Company and Albertson's approved the Merger Agreement. The merger is subject to certain conditions, including, among others, regulatory approvals and other customary closing conditions.

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

History
American Stores Company (the Company), traces its roots to 1939 with the purchase of four drug stores in Utah, Idaho and Montana and was incorporated in Delaware in 1965 under the name of Skaggs Drug Centers, Inc. The Company grew initially through the acquisition of additional drug stores and, from 1969 to 1977, through a partnership with Albertson's, Inc. that developed food and drug combination stores. In 1979 in order to enhance its food retailing capabilities, the Company acquired American Stores Company, including Acme Markets, and adopted the American Stores Company name. In 1984 Jewel Companies, Inc. was acquired by the Company, adding Jewel Food Stores and the Osco and Sav-on drug stores. In 1988 the Company acquired Lucky Stores, Inc., which currently operates stores in California, Nevada and New Mexico.

After each acquisition mentioned above, the Company has reviewed the consolidated group and disposed of selected stores and divisions to reduce debt as well as to focus on growth opportunities available in the remaining markets. Major dispositions during the past five years included the 33-store Star Market food division and 45 Acme Markets stores.

Operations
The Company is principally engaged in a single industry segment, the retail sale of food and drug merchandise. The Company's stores operate under the names of Acme Markets, Jewel Food Stores, Lucky Stores, Osco Drug and Sav-on.

The Company is one of the nation's leading food and drug retailers, operating supermarkets, stand-alone drug stores and combination food/drug store units. At year-end 1998, the Company operated 1,580 stores in 26 states.

The following is a summary of stores by store type and state as of January 30, 1999:

                                           Stand-alone        Combination
State                   Supermarkets          Drug             Food/Drug           Total
-----                   ------------       -----------        -----------          -----
Arizona                                         76                                   76
Arkansas                                         1                                    1
California                   363               283                 48               694
Delaware                       7                                    8                15
Illinois                      25                87                147               259
Indiana                                         54                  6                60
Iowa                                            29                  2                31
Kansas                                          26                                   26
Maine                                            1                                    1
Maryland                      11                                    1                12
Massachusetts                                   56                                   56
Michigan                                         2                                    2
Minnesota                                        1                                    1
Missouri                                        31                                   31
Montana                                         10                                   10
Nebraska                                        14                                   14
Nevada                        25                35                                   60
New Hampshire                                   20                                   20
New Jersey                    50                                   23                73
New Mexico                                       4                 11                15
North Dakota                                     6                                    6
Pennsylvania                  42                                   29                71
South Dakota                                     3                                    3
Vermont                                          1                                    1
Utah                           1                                                      1
Wisconsin                                       33                  8                41

Total                        524               773                283             1,580


See "Item 2 Properties" for additional information concerning properties of the Company.

The Company tailors the merchandising and advertising of its stores to the demographics in each area it serves. The merchandise sold by the Company's stores includes food and drug items, such as grocery products, prescription drugs, health and beauty aids and sundry merchandise.

The combination stores and many of the supermarkets include departments such as delicatessens, bakeries, seafood departments and pharmacies. The Company's private label programs include such brands as "Lucky" at Lucky stores, "Lancaster" meats and "Acme" groceries at Acme stores, "Jewel" and "President's Choice" at Jewel stores and "Osco" and "Sav-on" at Osco and Sav-on stores, respectively. "Value Wise" is used as the Company's budget brand in all stores.

Competition
The Company's business is highly competitive, with competition from local and national supermarket and drug store chains, as well as independent stores. Competition also includes such retailers as convenience stores, warehouse stores, membership or club stores, and specialty stores. Some of the Company's largest competitors in various regions are Costco, Dominicks, Long's, Pathmark, Ralphs, Rite Aid, Safeway, Sam's Club, Super Kmart, Vons and Walgreens. Principal competitive factors in the industry are store location, price and quality of products, variety of selection, quality of service and store image, including cleanliness and promotions.

The Company's business is characterized by narrow profit margins and, accordingly, its successful financial performance depends primarily on its ability to maintain relatively high sales volume and control operating costs. The Company's geographic diversity allows it to reduce the risk that competitive pressures in individual markets may have on its overall operating results. The Company's stores collectively operate in 9 of the 25 largest U.S. metropolitan areas and hold a leading market position (generally first or second in food and/or drug market share) in each. These market areas include: Los Angeles-Long Beach (where the Company's food operations are third in overall market share, the drug operations rank first), Chicago, Philadelphia, Boston, Riverside-San Bernardino (where the Company's food operations are third in overall market share, the drug operations rank second), San Diego, Orange County, Phoenix and Oakland.

Seasonality
The Company is subject to effects of seasonality. Sales are higher in the Company's fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

Employees
At year-end  1998,  the Company had  approximately  121,000  full and  part-time employees. Approximately 75% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of seven different international unions. There are approximately 118 such agreements, typically having three to five-year terms. Accordingly, the Company renegotiates a significant number of these agreements every year. The Company considers its relationships with its employees to be good. The largest collective bargaining agreement, which covers approximately 17% of the Company's labor force, expires in October 2002.

See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations": "Year 2000" and "Environmental."

Item 2   Properties

The Company categorizes its retail stores into the following types: supermarkets, stand-alone drug stores and combination food/drug stores. At year-end 1998, the Company operated 524 supermarkets, 773 stand-alone drug stores and 283 combination stores.

Combination stores are stores with 40,000 or more square feet, include a pharmacy department and have an expanded selection of food, drug and general merchandise. The supermarket category includes stores with service departments that do not meet the definition of a combination store.

At year-end 1998, square footage and store count by type of store were as follows:


                                     Super-          Stand-alone      Combination
(Square footage in thousands)        markets            Drug           Food/Drug         Total
-----------------------------        -------         -----------      -----------        -----
Total square footage                 17,727             14,366            16,979        49,072
Average square footage                   34                 19                60            31
Store count                             524                773               283         1,580

The Company owns approximately 31% of its retail locations; the remaining retail locations are leased under capitalized or operating leases. At year-end 1998, owned property with a net book value of approximately $225.6 million was collateralized by loans secured by real estate of approximately $63.7 million. The Company currently finances new construction of owned stores through internally generated funds and borrowings under existing credit facilities.

Throughout the country, the Company leases and owns distribution centers, fleet maintenance shops and warehouses for merchandise such as dry grocery, produce, frozen foods and general merchandise. These facilities, which are listed below, support the Company's retail outlets.

The Company also owns or leases office space, owns land for future development and operates a bakery in Buena Park, California, which operates at a level of production required to meet the demands of customers at the Company's local retail locations.

At year-end 1998, the location and type of the Company's warehouse, distribution and maintenance facilities and their respective sizes were as follows:

                                                                                       Total
                                                                                    Square Feet
Location                         Type                                              in Thousands
----------------------------     -----------------------------------------------   ------------
Arizona       Phoenix            Liquor                                                    25
California    Buena Park         Grocery, Meat, Frozen Food, Deli                       1,160
              Irvine             Grocery, Produce                                         995
              La Habra           General Merch., Liquor, Bulk, Pharmacy, Reclaim        1,178
              San Leandro        Meat, Produce, Frozen Food, Bulk                         633
              Vacaville          Grocery                                                  871
Illinois      Elgin              Reclaim Center                                           130
              Elk Grove          General Merch., Health & Beauty, Pharmacy                478
              Melrose Park       Grocery, Fresh Food, Frozen Food, Storage              1,555
              Wood Dale          General Merchandise                                      439
Indiana       Indianapolis       Liquor, Wine & Tobacco                                    21
Nevada        Las Vegas          Liquor, Wine & Tobacco                                    30
Pennsylvania  Lancaster          General Merchandise                                      466
              Philadelphia       Grocery, Produce                                       1,061
Utah          Payson             Fixture Mill                                              80
                                                                                        -----
Total Warehouse, Distribution and Maintenance Facilities                                9,122

See also Item 1, Business, for additional information on properties of the registrant.

See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3   Legal Proceedings

On September 13, 1996, a class action lawsuit captioned McCampbell et al. v. Ralphs Grocery Company, et al. was filed in the San Diego Superior Court of the State of California against the Company and two other grocery chains operating in southern California. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek damages in an unspecified amount purportedly sustained by the class and have produced a damages study which purports to support damages of approximately $56 million attributable to the Company. If damages were to be awarded, they may be trebled under the applicable statute. Plaintiffs also seek an injunction against future actions in restraint of trade or unfair competition. The Company has filed an answer denying plaintiffs' allegations and setting forth several defenses. On October 3, 1997, the Court issued an order certifying a class of retail purchasers of white chicken eggs sold in the one-dozen pack from defendants' stores within Los Angeles, Riverside, San Bernadino, San Diego, Imperial and Orange Counties during the period from September 13, 1992 to the present. It is currently expected that trial will commence during July 1999. The Company believes it has meritorious defenses to plaintiffs' claims, disputes the accuracy of plaintiffs' damages study, and plans to vigorously defend the lawsuit.

The Company is also involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the conduct of the Company's business. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4   Submission of Matters to a Vote of Security Holders

On November 12, 1998, the stockholders of the Company voted on a proposal to approve and adopt an Agreement and Plan of Merger, dated as of August 2, 1998 among Albertson's, Merger Sub and the Company, and approve the Merger related thereto. The results of the voting on the proposal were as follows:

      For                  Against               Abstain
      224,746,602          1,869,320             587,764

                                     PART II

Item 5   Market for Registrant's Common Equity and Related Shareholder Matters

The following table sets forth the high and low reported sales prices for the Company's common stock for the fiscal periods indicated as reported on the New York Stock Exchange Composite Tape and dividends paid on the common stock during such periods. The common stock of the Company is listed on the New York, Philadelphia, Chicago and Pacific stock exchanges under the trading symbol "ASC." The number of shareholders of record of the Company's common stock at March 27, 1999, was 33,679.

                                  1998                               1997                                  1996
                     -------------------------------      ------------------------------     --------------------------------
                                                Cash                               Cash                                 Cash
                       Market Price        Dividends       Market Price       Dividends       Market Price         Dividends
                     High        Low            Paid      High       Low           Paid      High         Low           Paid
                     --------------------------------     ------------------------------     ---------------------------------
First Quarter        $26 1/4     $21 13/16      $.09      $23 3/16   $20 13/16   $.08        $17 1/8      $12 11/16     $.08
Second Quarter       $26 7/8     $22 3/4         .09      $27 5/16   $22          .09        $20 5/8      $16            .08
Third Quarter        $33 1/4     $26 1/16        .09      $26        $23          .09        $21 3/8      $18 3/4        .08
Fourth Quarter       $39 3/16    $31 3/4         .09      $28        $19 3/8      .09        $22 11/16    $19 3/16       .08
                                                ----                             ----                                   ----
Annual Dividend                                 $.36                             $.35                                   $.32
                                                ====                             ====                                   ====

Item 6   Selected Financial Data

The following consolidated selected financial data of the Company for the last five fiscal years should be read in conjunction with the Company's consolidated financial statements and related notes.

(In thousands, except per share
and store count data)                          1998(1)          1997(1)         1996(1)          1995(2)          1994(1)
--------------------------------------------------------------------------------------------------------------------------
Sales                                     $19,866,725      $19,138,880     $18,678,129      $18,308,894     $18,355,126
Net earnings                                 $233,744         $280,620        $287,221         $316,809        $345,184
Basic earnings per share                         $.85 (5)        $1.02 (6)        $.98 (7)        $1.08           $1.21 (8)
Diluted earnings per share                       $.84 (5)        $1.01 (6)        $.98 (7)        $1.08           $1.17 (8)
Basic average shares                          274,790          276,409         291,776          293,887         285,534
Diluted average shares                        277,562          277,769         292,651          294,465         301,889
Cash dividends per share                      $.36                $.35            $.32             $.28            $.24
Total assets                               $8,885,299       $8,536,015      $7,881,405       $7,362,964      $7,031,566
Total debt and obligations under
    capital leases                         $3,472,680       $3,302,905      $2,679,147       $2,240,168      $2,205,291
Total capital expenditures (3)               $959,277       $1,135,778      $1,065,436         $834,579        $572,575
Store count                                     1,580            1,557           1,529            1,497           1,448
Selling area square footage (4)                36,043           35,114          33,823           32,523          31,179

(1)    52-week fiscal year.
(2)    53-week fiscal year.
(3)    Amount includes capitalized leases and the net present value of property, plant and equipment leased under operating leases.
(4)    Selling area square footage was 73% of total retail square footage in 1998.
(5)    Includes a merger related stock option charge of $.48 per share related to the exercisability of
       10.2 million limited stock appreciation rights which occurred upon the approval by the Company's stockholders of the Merger Agreement.
(6)    Includes charges related to the repurchase of a major shareholder's stock and the sale of a division of the Company's communications subsidiary totaling $.14 per share of expense.
(7)    Includes charges totaling $.21 per share of expense primarily related to re-engineering activities.
(8)    Includes non-recurring items totaling $.19 per share of income related to a gain on the sale of the
       45 Acme Markets stores and the 33-store Star Market food division. These disposed of stores generated sales of $.8 billion in 1994.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997
Total sales increased to $19.9 billion in 1998 from $19.1 billion in 1997 for a total sales increase of 3.8%. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased in 1998 by 1.5%. The improvement in total sales in 1998 is primarily due to the increase in net square footage during the year, stronger pharmacy department sales and successful marketing and advertising promotions. During 1998 the Company opened or acquired 67 stores, enlarged 9 stores and closed or sold 44 stores resulting in a net increase in retail square footage of 2.6%. Comparable store sales in 1998 improved primarily due to strong pharmacy department sales. The increased pharmacy sales are the result of an increase in the number of prescriptions filled due to new drug introductions and the continued growth in managed care prescription plans in which the Company is a provider. Drug inflation is also a large component of the increase in pharmacy sales. Pharmacy department comparable store sales in 1998 increased 17.1%.

Gross profit as a percent of sales was 26.7% in 1998 and 26.6% in 1997. Gross profit in 1998 improved primarily due to a more profitable product mix and more effective promotional strategies in the grocery, general merchandise and produce departments. Gross margins in the pharmacy departments declined in 1998. However, pharmacy gross profit dollars increased over prior year. Pharmacy margins as a percent of sales continue to be pressured by the increased mix of new branded drugs with lower margin rates and the continued growth of third-party contracts. The annual pre-tax LIFO charge to earnings amounted to $7.4 million in 1998 and $2.4 million in 1997.

Operating and administrative expenses as a percent of sales were 23.3% and 22.6% in 1998 and 1997, respectively. Operating and administrative expense before unusual items (merger related stock options of $195.3 million in 1998 and restructuring and impairment of $13.4 million in 1997) improved in 1998 to 22.3% compared to 22.6% in 1997. In 1998 the Company experienced lower self-insurance expense, improved labor management and better overall expense control.

Stock options and certain shares of restricted stock granted under the Company's stock option and stock award plans automatically vest upon a change of control, which is defined in plans adopted prior to June 1997 (Pre-1997 Plans) as stockholder approval of the Merger or, for options granted under the Company's 1997 Stock Option and Stock Award Plan and the 1997 Stock Plan for Non-Employee Directors (1997 Plans), upon the later of stockholder approval or regulatory approval of the Merger. All options outstanding on the consummation of the merger will be converted into options to acquire shares of Albertson's Common Stock. In addition, option holders have the right (limited stock appreciation right or LSAR), during an exercise period of up to 60 days after the occurrence of a change of control (but prior to consummation of the Merger), to elect to surrender at consummation all or part of their options in exchange for shares of Albertson's Common Stock having a value equal to the excess of the change of control price over the exercise price (which shares will be deliverable upon the Merger). The change of control price is defined as the higher of (i) the highest reported sales price during the 60-day period prior to the respective dates of the "change of control", or (ii) the price paid to stockholders in the merger, subject to adjustment in both cases if the exercise period is less than 60 days.

Approval of the Merger Agreement on November 12, 1998 by the Company's stockholders accelerated the vesting of 10.2 million stock options granted under Pre-1997 Plans (approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs. The exercisability of
10.2 million LSARs resulted in the Company recognizing a $195.3 million merger related stock option charge during the fourth fiscal quarter of 1998. This charge was recorded based on the difference between the average option exercise price of $19.15 and the average market price at the measurement dates of $38.29. Of the 10.2 million options, 6.3 million were exercised using the LSAR feature,
1.7 million were exercised without using the LSAR, and 2.2 million shares reverted back to fixed price options due to the expiration of the LSAR on January 10, 1999.

The actual change of control price used to measure the value of the 6.3 million LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. Additional charges or income would be recognized in each quarter until the Merger is consummated if the change of control price is higher or lower than the amounts assumed for purposes of the foregoing estimates. If the Merger is consummated, the foregoing charges will be non-cash.

LSARs relating to the approximately 6.5 million remaining stock options issued under the 1997 Plans will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $100 million based on an average exercise price of $23.72 and assuming an estimated change of control price of $39.19. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. If the Merger is consummated, the foregoing charges will be non-cash.

Operating profit decreased 12.5% in 1998 compared to 1997. Total operating profit was 3.4% of sales in 1998 and 4.0% of sales in 1997. Operating profit excluding unusual items (merger related stock options of $195.3 million in 1998 and restructuring and impairment of $13.4 million in 1997) increased 11.0% in 1998 compared to 1997 and was 4.4% of sales in 1998 and 4.1% of sales in 1997.

Interest expense amounted to $232.7 million in 1998 compared to $216.7 million in 1997. Interest expense increased in 1998 due to higher debt levels, primarily from capital expenditure levels, which exceed cash flows from operating activities.

The Company's effective income tax rates were 47.3% in 1998 and 46.4% in 1997. The effective income tax rates for 1998 were higher due to the non-deductibility of a portion of the merger related stock option charge. The effective income tax rates for 1997 included the non-deductibility of expenses related to the secondary stock offering of shares held by Former Chairman L.S. Skaggs and related parties (the Secondary Offering).

Diluted earnings per share amounted to $.84 and $1.01 in 1998 and 1997, respectively. The merger related stock option charge in 1998 resulted in a charge of $.48 per diluted share. The restructuring and impairment and shareholder related expense charges in 1997 resulted in a charge of $.14 per diluted share.

Fiscal Year 1997 Compared to Fiscal Year 1996
Total sales increased to $19.1 billion in 1997 from $18.7 billion in 1996 for a total sales increase of 2.5%. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased in 1997 by .9%. The improvement in total sales in 1997 is primarily due to the increase in net square footage during the year. During 1997 the Company opened or acquired 96 stores and closed or sold 68 stores resulting in a net increase of 28 new stores and an increase in retail square footage of 4.2%. Total sales and comparable store sales in 1997 reflected a strong increase in pharmacy department sales, food price deflation and increased competitive new store openings and promotional activity. Comparable store sales in 1997 in the pharmacy departments increased 11.5%.

Gross profit as a percent of sales was 26.6% in both 1997 and 1996. Gross profit in 1997 improved due to lower cost of merchandise sold resulting from centralized buying and a more profitable product mix. However, increased competition, additional expenses associated with warehouse consolidations in southern California and increased sales of third-party prescriptions and name-brand drugs, which yield lower margins, offset these improvements. The annual pre-tax LIFO charge to earnings amounted to $2.4 million in 1997 and $11.4 million in 1996.

Operating and administrative expense as a percent of sales was 22.6% in 1997 and 1996. Although the Company made improvements in expense control due to lower insurance costs, lower health and welfare and pension costs and benefits from renegotiating an in-store banking service, higher fixed costs due to the increased number of new stores offset these improvements.

Restructuring and impairment in 1997 of $13.4 million related to charges from the sale of a division of the Company's communications subsidiary.

In 1996 the Company recorded special charges  aggregating  approximately  $100.0 million before taxes, or $.21 per diluted share, related primarily to its re-engineering initiatives. The special charges are included in cost of merchandise sold ($10.0 million), operating and administrative expense ($12.9 million) and restructuring and impairment ($77.1 million). The components of the charge include: warehouse consolidation costs, administrative office consolidation costs, asset impairment costs, closed store costs and other miscellaneous charges. The remaining reserve as of the 1998 fiscal year end of $11.2 million relates primarily to the remaining lease commitments for the administrative office consolidation costs.

Operating profit increased 15.1% in 1997 over 1996. Total operating profit was 4.0% of sales in 1997 and 3.6% of sales in 1996. Operating profit excluding restructuring and impairment and special charges increased 1.9% in 1997 compared to 1996 and was 4.1% of sales in both 1997 and 1996.

Interest expense increased in 1997 from 1996 due to higher debt levels primarily from the Company's financing of the repurchase of shares from former chairman L.S. Skaggs and related parties in April 1997, as well as increased capital expenditures.

The caption "Shareholder related expense" in 1997 of $33.9 million includes charges related to the Secondary Offering.

The Company's  effective  income tax rates were 46.4% in 1997 and 43.1% in 1996.
The  increase  in  the  1997   effective  tax  rate  is  primarily  due  to  the
non-deductibility of expenses related to the Secondary Offering.

Diluted earnings per share amounted to $1.01 and $.98 in 1997 and 1996, respectively.

Liquidity and Capital Resources
Cash provided by operating activities was $627.6 million, $877.1 million and $558.2 million for 1998, 1997 and 1996, respectively. Cash provided by operating activities benefited during 1997 as a result of the Company's successful accounts payable management program. During 1998 the Company changed its insurance programs which resulted in higher cash payments.

Cash capital expenditures amounted to $830.4 million in 1998, $974.7 million in 1997 and $943.1 million in 1996. Additional capital expenditures represented by the net present value of leases amounted to $128.9 million in 1998, $161.1 million in 1997 and $122.4 million in 1996.

Capital expenditures for fiscal 1999, including the net present value of leases, are expected to be approximately $1.0 billion and will be funded through cash flows from operations, credit facilities and other long-term borrowings. The Company has no material commitments for capital other than those related to its capital program.

The following table shows actual and projected store counts:

                       Projected
                         1999            1998         1997           1996
-------------------------------------------------------------------------

New or acquired           80              67           96             99
Remodels                  88              77           65             84
Closed or sold            49              44           68             67

The Company has a $1.0 billion universal shelf registration statement of which $500 million has been designated for the Company's Series B Medium Term Note Program. On March 19, 1998, the Company issued $45 million of 6.5% notes due March 20, 2008, under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million of 7.1% notes due March 20, 2028, under the same program. Proceeds were used to refinance short-term debt and for general corporate purposes. At year-end 1998, the Company had $855 million available under the universal shelf registration statement.

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.4%.

The Company has a $1.0 billion commercial paper program supported by a $1.5 billion revolving credit facility, and $230 million of uncommitted bank lines, which are used for overnight and short-term bank borrowings. On September 22, 1998, the Company entered into a $300 million revolving credit agreement with five financial institutions which also supports the commercial paper program. Interest rates for borrowings under the agreement are established at the time of borrowing through three different pricing options. The agreement terminates on the earlier of i) effective date of consummation of the Merger, ii) the date which is 30 days after the date the Merger Agreement is terminated, or iii) July 1, 1999. At year-end 1998, the Company had $325 million of debt outstanding under the $1.5 billion credit facility, $993 million outstanding under the commercial paper program, and $226 million outstanding under uncommitted bank lines, leaving unused committed borrowing capacity of $256 million. The average annual interest rates applicable to the debt issued under or supported by the revolving credit facilities were 5.7% in 1998, 5.9% in 1997 and 5.7% in 1996.

The net increase in debt, including capitalized leases, was $169.8 million and $623.8 million in 1998 and 1997, respectively. The increases are due to changes in working capital, capital spending and the repurchase of 24.4 million shares in the Secondary Offering in 1997.

In June 1996 the Company authorized a stock repurchase program of up to four million shares of common stock (not including the repurchase of shares from the Selling Shareholders). During 1996 0.1 million shares were repurchased. There were no repurchases of common stock under the repurchase program during 1998 and 1997. On August 2, 1998, the Company terminated the stock repurchase program.

Working capital amounted to $355.4 million at year-end 1998 compared to $140.4 million at year-end 1997 and $364.8 million at year-end 1996. Working capital increased primarily due to lower accounts payable, an increase in deferred income tax benefits (related to the merger related stock option charge), a decrease in other current liabilities and a decrease in current debt.

The Company's ratio of total debt (debt plus obligations under capital leases) to total capitalization (total debt plus common shareholders' equity) amounted to 56.3%, 58.9% and 51.4% at year-end 1998, 1997 and 1996, respectively.

The Company believes that its cash flows from operations, supplemented by its revolving credit facilities, uncommitted credit facilities, other long-term borrowings, availability under a universal shelf registration statement and its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

Year 2000
In 1996 the Company formed the Year 2000 Steering Committee to identify the areas in which the Year 2000 issue could adversely affect the Company and develop and implement a comprehensive program to avoid or minimize such effects. The Committee consists of a member of senior management and representatives from the information technology, legal and internal auditing departments. The Committee reports directly to senior management and regularly advises the Company's Board of Directors on its progress.

The Committee divided the universe of potential Year 2000 issues into two categories, (i) internal exposure issues, consisting of potential problems with the computer systems and equipment used and supported by the Company, and (ii) external exposure issues, consisting of potential problems with the software and hardware not supported by the Company's Information Technology Department, the systems and equipment of third parties with whom the Company interfaces or on whom the Company relies for the provision of critical products or services, and equipment with embedded chips.

With respect to the internal exposure category, the Company identified potential Year 2000 issues in each of the key areas of its business which utilize computer software programs and operating systems. The Company and outside contractors developed solutions for each component which was identified as "non-compliant" and implemented the steps believed necessary to make such systems Year 2000 compliant. The Company has completed the implementation of substantially all the new systems/fixes in the internal exposure category. The Company anticipates that the implementation of the remaining systems/fixes will be completed by the end of the second quarter of 1999, except fixes to a small number of legacy systems the Company had originally planned to discontinue and the roll out of in-store hardware and software that are targeted for completion during the third quarter of 1999.

With  respect  to issues in the  external  exposure  category,  the  Company  is continuing to follow-up with third parties that have not responded satisfactorily or at all to the Company's initial mailing of Year 2000 questionnaires/certification forms. While the initial response rate to the Company's requests for information appeared favorable, there are still a significant number of third parties that have not responded satisfactorily or at all to the Company's requests. The Company's focus during the first two quarters of 1999 will be to communicate with those third parties providing critical products or services to the Company to determine the extent to which they are addressing their own Year 2000 issues and to take additional actions based on the information received.

Additionally the Company is attempting to identify all critical equipment with embedded chips and is developing plans to test identified equipment for Year 2000 compatibility. These items include equipment not supported by the Company's Information Technology Department such as heating units, alarm systems, vaults and similar items that are widely used in the Company's operations. The Company intends, when necessary, to contact the manufacturers of such equipment to obtain their assistance in further testing, upgrading or repairing such items.

The Company estimates that its total cost to resolve internal exposure issues will be approximately $25 million, substantially all of which has been spent to date. The Company estimates that total direct costs to resolve external exposure issues will be approximately $4.1 million, of which approximately $3.4 million has been spent to date and approximately $.7 million will be spent during the first and second quarters of 1999. All of the Year 2000 expenses are being funded through operating cash flows.

The Company is dependent on the proper operation of its internal computer systems and software for several key aspects of its business operations including store operations, merchandise purchasing, inventory management, pricing, sales, warehousing, transportation, financial reporting and administrative functions. The Company is also dependent on the proper operation of the computer systems and software of third parties providing critical goods and services to the Company including vendors, utilities, financial institutions, governmental entities and others. The failure or malfunction of such internal or external systems, or of equipment containing embedded chips, could impair the Company's ability to operate its business in the ordinary course and could have a material adverse effect on its results of operations.

Management of the Company believes it has an effective program in place to resolve internal Year 2000 issues in a timely manner and is continuing to take steps to communicate with third parties with respect to their own Year 2000 issues. However, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be disrupted and it would be unable to service customers or maintain adequate inventory levels. The amount of lost revenue and potential liability associated with claims related to the disruption of the Company's business and its inability to deliver products cannot be estimated at this time.

The Company is in the process of finalizing a contingency plan with respect to internal exposure issues and plans to develop contingency plans with respect to external exposure issues and equipment containing embedded chips. Contingency plans are expected to involve manual work arounds, increased inventories of certain products or types of products, and extra staffing.

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

Inflation
In recent years the impact of deflation or inflation on the Company's results of operations has been moderate. As operating expenses and inventory costs change, the Company adjusts its retail prices accordingly.

The Company uses the LIFO (last-in, first-out) method of accounting for the majority of its inventories. Under this method, the cost of merchandise sold reported in the financial statements approximates current costs and thus reduces the distortion in reported earnings due to increasing costs.

The historical costs of property, plant and equipment recorded by the Company were incurred over a period of several years. The cost of replacing property, plant and equipment is generally greater than the cost on the books of the Company as a result of inflation that has occurred over the years since the property, plant and equipment were placed in service.

New Accounting Standard
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has determined that this statement will not have a material impact on the financial results of the Company.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk
The Company's major market risk exposure is changing interest rates. From time to time, the Company enters into derivative transactions. The objective of these derivative transactions is to reduce the Company's exposure to changes in interest rates, and each transaction is evaluated periodically by the Company for changes in market value and counterparty credit exposure.

During 1997 the Company entered into a $300 million five-year LIBOR basket swap and a $100 million treasury rate lock. The LIBOR basket swap agreement diversifies the indices used to determine the interest rate on a portion of the Company's variable rate debt by providing for payments based on an average of foreign LIBOR indices which are reset every three months and also provides for a maximum interest rate of 8.0%. The Company recognized no income or expense in 1998 related to this swap. The treasury rate lock agreement was entered into for the purpose of hedging the interest rate on $100 million of debt the Company issued in March 1998 under the universal shelf registration statement. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its swap agreements. Such counterparties are highly-rated financial institutions and the Company anticipates they will be able to satisfy their obligations under the contracts.

There have been no material changes in the primary risk exposures or management of the risks since the prior year. The Company expects to continue to manage risks in accordance with the current policy.

Interest Rate Sensitivity
The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                                                                        Fair
                                                                                                                        Value @
(In thousands of dollars)                        1999     2000     2001      2002      2003   Thereafter      Total     1/30/99
-------------------------------------------------------------------------------------------------------------------------------

Liabilities

Long-term debt, including current portion
     Fixed rate                               $42,880 $164,747  $35,426  $288,757  $117,856  $1,227,208  $1,876,874   $2,120,268
     Average interest rate                       7.7%     7.5%     8.8%      9.8%      7.7%        7.5%        7.9%
     Variable rate                                                     $1,543,966                        $1,543,966   $1,543,966
     Average interest rate                                                   5.1%                              5.1%

Interest Rate Derivative Financial Instruments Related to Long-term Debt

Interest rate and currency swap
     Pay variable (8% cap)/Receive variable                               $300,000                          $300,000     $(5,303)
     Average pay rate                                                         5.3%
     Average receive rate                                                     5.0%


Item 8   Financial Statements and Supplementary Data

Report of Independent Auditors



Ernst & Young LLP





Shareholders and Board of Directors
American Stores Company

We have audited the accompanying consolidated balance sheets of American Stores Company and subsidiaries as of January 30, 1999, January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Stores Company and subsidiaries at January 30, 1999, January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP




March 17, 1999
Salt Lake City, Utah


Consolidated Statements of Earnings

 (In thousands, except per share data)                 1998             1997             1996
-------------------------------------------------------------------------------------------------

Sales                                               $19,866,725      $19,138,880      $18,678,129
Cost of merchandise sold, including ware-
   housing and transportation expenses               14,560,899       14,039,263       13,713,151
                                                    -----------      -----------      -----------

Gross profit                                          5,305,826        5,099,617        4,964,978

Operating and administrative expenses                 4,437,804        4,317,576        4,220,187
Merger related stock options                            195,252
Restructuring and impairment                                              13,400           77,151
                                                    -----------      -----------      -----------

Operating profit                                        672,770          768,641          667,640

Other income (expense):
   Interest income                                        3,337            5,647            8,470
   Interest expense                                    (232,652)        (216,710)        (171,558)
   Shareholder related expense                                           (33,913)
                                                    -----------      -----------       ----------
Total other income (expense)                           (229,315)        (244,976)        (163,088)
                                                    -----------      -----------       ----------

Earnings before income taxes                            443,455          523,665          504,552
Federal and state income taxes                         (209,711)        (243,045)        (217,331)
                                                    -----------      -----------       ----------

Net earnings                                        $   233,744      $   280,620       $  287,221
                                                    ===========      ===========       ==========

Basic earnings per share                                   $.85            $1.02             $.98
                                                           ====            =====             ====

Diluted earnings per share                                 $.84            $1.01             $.98
                                                           ====            =====             ====

Average number of common shares outstanding
   used for basic earnings per share                    274,790          276,409          291,776
Dilutive common stock options                             2,772            1,360              875
                                                        -------          -------          -------

Average number of common shares outstanding
   used for dilutive earnings per share                 277,562          277,769          292,651
                                                        =======          =======          =======

Outstanding employee stock options having
   no dilutive effect                                                      4,350


See notes to consolidated financial statements

Consolidated Balance Sheets
                                                                        Year-End
(In thousands, except per share data)                    1998             1997             1996
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                           $   35,493        $   47,794      $   37,467
  Receivables                                            427,911           399,319         318,878
  Inventories                                          1,726,015         1,714,229       1,725,542
  Prepaid expenses                                        67,929            71,855          66,510
  Deferred income tax benefits                            83,055            28,583          18,099
                                                      ----------        ----------      ----------
Total Current Assets                                   2,340,403         2,261,780       2,166,496

Property, Plant and Equipment and Property Under
  Capital Leases, at cost
  Land                                                   927,021           856,967         734,726
  Buildings                                            2,452,509         2,325,388       1,980,660
  Fixtures and equipment                               3,000,732         2,877,019       2,616,786
  Leasehold improvements                                 927,441           831,364         781,454
                                                      ----------        ----------      ----------
                                                       7,307,703         6,890,738       6,113,626
Less accumulated depreciation and amortization        (2,683,628)       (2,552,723)     (2,361,255)
                                                      ----------        ----------      ----------
Net Property, Plant and Equipment                      4,624,075         4,338,015       3,752,371
Goodwill, net of accumulated amortization              1,589,614         1,611,812       1,665,242
Other Assets                                             331,207           324,408         297,296
                                                      ----------        ----------      ----------
Total Assets                                          $8,885,299        $8,536,015      $7,881,405
                                                      ==========        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $1,147,510        $1,186,845      $  851,285
  Accrued payroll and benefits                           333,917           301,656         325,806
  Current portion of self-insurance reserves              99,643           108,263         121,144
  Income taxes payable                                    15,392            11,293          21,290
  Other current liabilities                              338,842           412,342         416,153
  Current maturities of long-term debt and
   obligations under capital leases                       49,651           100,935          66,003
                                                      ----------        ----------      ----------
Total Current Liabilities                              1,984,955         2,121,334       1,801,681

Self-insurance Reserves, less current portion            266,661           390,661         403,981
Deferred Income Taxes                                    361,566           349,041         348,846
Other Liabilities                                        149,892           163,927         178,326
Long-term Debt and Obligations Under
    Capital Leases, less current maturities            3,423,029         3,201,970       2,613,144

Shareholders' Equity
  Common stock of $1.00 par value, authorized
    700,000 shares; issued 299,778 shares                299,778           299,778         299,778
  Additional paid-in capital                             463,246           269,205         212,672
  Retained earnings                                    2,455,223         2,320,322       2,136,744
  Less cost of treasury stock; 23,103 shares
   in 1998, 26,172 shares in 1997 and
   7,949 shares in 1996                                 (519,051)         (580,223)       (113,767)
                                                      ----------        ----------      ----------
Total Shareholders' Equity                             2,699,196         2,309,082       2,535,427
                                                      ----------        ----------      ----------
Total Liabilities and Shareholders' Equity            $8,885,299        $8,536,015      $7,881,405
                                                      ==========        ==========      ==========
See notes to consolidated financial statements

Consolidated Statements of Cash Flows

 (In thousands of dollars)                               1998            1997             1996
------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net earnings                                           $233,744        $280,620         $287,221
Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
Depreciation and amortization                           487,304         468,869          440,445
Merger related stock option charge                      195,252
Net (gain) loss on asset sales                          (15,818)           (772)             265
Self-insurance reserve decrease                        (132,620)        (26,201)         (62,367)
Other                                                     5,865         (78,004)         120,070
(Increase) decrease in current assets:
   Receivables                                          (28,592)        (80,441)             810
   Inventories                                          (11,786)         11,313         (152,920)
   Prepaid expenses                                     (50,546)        (15,829)           5,006
(Decrease) increase in current liabilities:
   Accounts payable                                     (39,335)        335,560         (145,069)
   Other current liabilities                            (52,256)         16,137           66,759
   Accrued payroll and benefits                          32,261         (24,150)          (6,037)
   Income taxes payable                                   4,099          (9,997)           3,998
                                                       --------        --------         --------
Total adjustments                                       393,828         596,485          270,960
                                                       --------        --------         --------
Net cash provided by operating activities               627,572         877,105          558,181
                                                       --------        --------         --------

Cash Flows from Investing Activities:
Expended for property, plant and equipment             (830,376)       (974,724)        (943,080)
Proceeds from sale of assets                            115,450          39,447           47,670
Increases in other assets                               (56,813)        (43,638)         (60,416)
                                                       --------        --------         --------
Net cash used in investing activities                  (771,739)       (978,915)        (955,826)
                                                       --------        --------         --------

Cash Flows from Financing Activities:
Proceeds from long-term borrowing                       145,000         500,000          350,000
Payment of long-term borrowing                          (50,000)       (160,000)        (100,000)
Net addition to debt and obligations
   under capital leases                                  75,748         279,101          188,979
Proceeds from exercise of stock options, other           59,961          44,164           24,860
Repurchase of common stock                                                               (37,798)
Repurchase of common stock from major shareholder                      (550,000)
Issuance of common stock for over-allotments                             95,914
Cash dividends                                          (98,843)        (97,042)         (93,351)
                                                       --------        --------         --------
Net cash provided by financing activities               131,866         112,137          332,690
                                                       --------        --------         --------
Net (decrease) increase in cash and cash
   equivalents                                          (12,301)         10,327          (64,955)

Cash and Cash Equivalents:
Beginning of Year                                        47,794          37,467          102,422
                                                       --------        --------         --------

End of Year                                            $ 35,493        $ 47,794         $ 37,467
                                                       ========        ========         ========

See notes to consolidated financial statements

                                       23


Consolidated Statements of Shareholders' Equity

                                                         Additional
(In thousands,                                 Common      Paid-In       Retained     Treasury
except per share data)                          Stock      Capital       Earnings      Stock          Total
-------------------------------------------------------------------------------------------------------------
Balance at beginning of 1996                  $299,778     $195,229     $1,942,874   $ (83,385)    $2,354,496
                                              ========     ========     ==========   =========     ==========

Net earnings -- 1996                                                       287,221                    287,221
Issuance of 1,127 shares of
  stock for stock options, awards and
  Employee Stock Purchase Plan (ESPP)                         7,891                      7,497         15,388
Dividends ($.32 per share)                                                 (93,351)                   (93,351)
Stock Purchase Incentive Plans                                8,856                                     8,856
Purchase of 13 shares for treasury,
  including ESPP buybacks                                      (103)                       (78)          (181)
Stock Repurchase Program 2,180 shares                                                  (37,798)       (37,798)
Other                                                           799                         (3)           796
                                              --------     --------     ----------   ----------    ----------
Balances at year-end 1996                     $299,778     $212,672     $2,136,744   $(113,767)    $2,535,427
                                              ========     ========     ==========   =========     ==========

Net earnings -- 1997                                                       280,620                    280,620
Issuance of 1,652 shares of
  stock for stock options, awards and
  Employee Stock Purchase Plan (ESPP)                         5,983                     24,704         30,687
Shares related to directors' stock
  compensation plan - 193 shares                              3,931                         86          4,017
Dividends ($.35 per share)                                                 (97,042)                   (97,042)
Stock Purchase Incentive Plans                               10,425                                    10,425
Purchase of 59 shares for treasury,
  including ESPP buybacks                                                                 (967)          (967)
Stock Repurchase from major shareholder -
  24,444 shares                                                                       (550,000)      (550,000)
Stock issuance for over-allotments -
  4,622 shares                                               36,194                     59,721         95,915
                                              --------     --------     ----------   ---------     ----------
Balances at year-end 1997                     $299,778     $269,205     $2,320,322   $(580,223)    $2,309,082
                                              ========     ========     ==========   =========     ==========
Net earnings -- 1998                                                       233,744                    233,744
Issuance of 3,158 shares of
  stock for stock options and awards                        (11,367)                    62,816         51,449
Merger related stock options                                195,252                                   195,252
Dividends ($.36 per share)                                                 (98,843)                   (98,843)
Stock Purchase Incentive Plans                                1,358                                     1,358
Purchase of 101 shares for
  treasury, including ESPP buybacks                                                     (1,824)        (1,824)
Shares related to directors' stock
  compensation plan - 20 shares                               3,174                        180          3,354
Other                                                         5,624                                     5,624
                                              --------     --------     ----------   ---------     ----------
Balances at year-end 1998                     $299,778     $463,246     $2,455,223   $(519,051)    $2,699,196
                                              ========     ========     ==========   =========     ==========

See notes to consolidated financial statements

                                       24

Notes to Consolidated Financial Statements

Nature of Operations
American Stores Company is one of the nation's leading food and drug retailers, operating 1,580 stores in 26 states. The Company operates in a single industry segment and its principal formats include supermarkets, stand-alone drug stores and combination food/drug stores. Principal markets, where products are sold primarily to retail customers, include California, Illinois, New Jersey, Pennsylvania, Nevada, Indiana, Massachusetts and Arizona.

Significant Accounting Policies
Fiscal Year. The fiscal year of the Company ends on the Saturday nearest to January 31. All references herein to "1998", "1997" and "1996" represent the 52-week fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

Basis of Consolidation. The consolidated financial statements include the accounts of American Stores Company and all subsidiaries. Accordingly, all references herein to "American Stores Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair value.

Depreciation and Amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements and leased properties under capital leases are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter. The depreciable lives are primarily 20 to 25 years for buildings, 3 to 10 years for fixtures and equipment and 20 to 25 years for leasehold improvements and property under capital lease, depending on the life of the lease. Depreciation expense related to property, plant and equipment amounted to $407.5 million, $390.4 million and $359.9 million in fiscal 1998, 1997 and 1996, respectively. Amortization expense related to property under capital leases amounted to $7.6 million, $8.5 million and $9.2 million in fiscal 1998, 1997 and 1996, respectively.

Goodwill. Goodwill, principally from the acquisition of Lucky Stores, Inc. in 1988, represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years using the straight-line method. Accumulated amortization amounted to $579.1 million, $524.6 million and $471.2 million in 1998, 1997 and 1996, respectively.

Costs of Opening and Closing Stores. The costs of opening new stores are charged against earnings as incurred. When operations are discontinued and a store is closed, the remaining investment, net of salvage value, is charged against earnings and, for leased stores, a provision is made for the remaining lease liability, net of expected sublease income.

Derivative Financial Instruments. The Company enters into interest rate swaps and similar agreements to modify the interest rate characteristics of its outstanding debt or on anticipated public debt financing of the Company and holds them strictly for purposes other than trading. The objective of these derivative transactions is to reduce the Company's exposure to changes in interest rates, and each transaction is evaluated periodically by the Company for changes in market value and counterparty credit exposure.

The agreements are usually in notional amounts less than the total amount of the anticipated debt issue and are generally in effect for a period estimated to expire concurrent with the anticipated debt issue. They involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The difference to be paid or received as interest rates change is recognized quarterly in the case of the LIBOR basket swap. The fair value of any treasury rate locks is being amortized over the term of debt issued as an addition to interest expense. In the event of the early extinguishment of an obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment of the obligation.

Income Taxes. The Company provides for deferred income taxes or credits as temporary differences arise in recording income and expenses between financial reporting and tax reporting. Amortization of goodwill is not deductible for purposes of calculating income tax provisions.

Environmental Remediation Costs. Costs incurred to investigate and remediate contaminated sites are accrued when identified and estimable. The related costs are expensed unless the remediation extends the economic useful life of the assets employed at the site.

Insurance Programs. The Company is self-insured for property loss, workers' compensation, general liability and automotive liability, for claims occurring through the 1997 fiscal year end, subject to specific retention levels. Claims for workers' compensation, general liability and automotive liability are insured for fiscal 1998. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At year-end 1998, the Company's self-insured liabilities were supported by approximately $150.0 million of undrawn letters of credit. The Company is also self-insured for health care claims for eligible active and retired associates. Self-insured liabilities, with the exception of postretirement health care benefits, are not discounted.

The basis for the amount of the Company's accrual for self insurance claims is determined by an independent actuary who arrives at the ultimate costs of claims that have occurred by analyzing amounts already paid to claimants, open case reserves and an estimate of incurred but not reported losses, including both claims that are unreported as of the valuation date and the future growth in claim value that will occur as more information about each claim becomes known.

Impairment. Impairment is recognized on long-lived assets when indicators of impairment are present and the undiscounted cash flows are less than the related assets' carrying value.

Stock-based Compensation. The Company continues to account for stock-based compensation using the intrinsic value method and provides pro forma footnote disclosure of the impact of the fair value method.

Employees
The largest collective bargaining agreement, which covers approximately 17% of the Company's labor force, expires in October 2002.

Advertising Expense
The Company includes advertising expenses in cost of goods sold when the advertisement occurs. Total gross advertising expense amounted to $337.6 million, $336.0 million and $325.7 million in 1998, 1997 and 1996, respectively. Capitalized advertising costs were $1.7 million, $2.5 million and $4.0 million in 1998, 1997 and 1996, respectively.

Reclassification
The 1997 and 1996 financial statements have been reclassified to conform to the current year presentation.

New Accounting Standard
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has determined that this statement will not have a material impact on the financial results of the Company.

Merger Agreement
On August 2, 1998 the Company entered into an Agreement and Plan of Merger (the Merger Agreement) among the Company, Albertson's, Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Albertson's. Each share of the Company's Common Stock would be converted into the right to receive 0.63 shares of Albertson's Common Stock, with cash paid in lieu of any fractional shares. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for U.S. federal income tax purposes. On November 12, 1998, the stockholders of the Company and Albertson's approved the Merger Agreement. The merger is subject to certain conditions, including, among others, regulatory approvals and other customary closing conditions.

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

Inventories
Approximately 94% of inventories are accounted for using the LIFO (last-in, first-out) method for inventory valuation. If the FIFO (first-in, first-out) and average cost methods had been used, inventories would have been $334.3 million, $327.0 million and $324.5 million higher at year-end 1998, 1997 and 1996, respectively. The LIFO charge to earnings was $7.4 million in 1998, $2.4 million in 1997 and $11.4 million in 1996. Under this method, the cost of merchandise sold that is reported in the financial statements approximates current costs and thus reduces the distortion in reported earnings due to inflation or deflation.

Debt
The Company has a $1.0 billion universal shelf registration statement of which $500 million has been designated for the Company's Series B Medium Term Note Program. On March 19, 1998, the Company issued $45 million of 6.5% notes due March 20, 2008, under the outstanding Series B Medium Term Note Program. On March 30, 1998, the Company issued an additional $100 million of 7.1% notes due March 20, 2028, under the same program. Proceeds were used to refinance short-term debt and for general corporate purposes. At year-end 1998, the Company had $855 million available under the universal shelf registration statement.

During the first quarter of 1998, the Company repaid $50 million of its outstanding Series A Medium Term Notes which had an average interest rate of 8.4%.

The Company has a $1.0 billion commercial paper program supported by a $1.5 billion revolving credit facility, and $230 million of uncommitted bank lines, which are used for overnight and short-term bank borrowings. On September 22, 1998, the Company entered into a $300 million revolving credit agreement with five financial institutions which also supports the commercial paper program. Interest rates for borrowings under the agreement are established at the time of borrowing through three different pricing options. The agreement terminates on the earlier of i) effective date of consummation of the Merger, ii) the date which is 30 days after the date the Merger Agreement is terminated, or iii) July 1, 1999. At year-end 1998, the Company had $325 million of debt outstanding under the $1.5 billion credit facility, $993 million outstanding under the commercial paper program, and $226 million outstanding under uncommitted bank lines, leaving unused committed borrowing capacity of $256 million.

The Company capitalized interest costs associated with construction projects of $6.2 million, $16.2 million and $10.6 million in 1998, 1997 and 1996, respectively. The Company made cash payments for interest (net of amounts capitalized) of $235.7 million, $204.3 million and $160.8 million in 1998, 1997 and 1996, respectively.

The aggregate amounts of debt maturing in each of the next five fiscal years are listed below:

(In thousands of dollars)
----------------------------------------------------------------------
1999                                                        $   42,880
2000                                                           164,747
2001                                                            35,426
2002                                                         1,832,723
2003                                                           117,856
Thereafter                                                   1,227,208
                                                            ----------
Total debt                                                   3,420,840
Capital lease obligations                                       51,840
                                                            ----------
Total debt and obligations under capital leases             $3,472,680
                                                            ==========

The Company's various loans secured by real estate are collateralized by properties with a net book value of $225.6 million at year-end 1998.

A summary of debt is as follows:
(In thousands of dollars)                                  1998           1997            1996
----------------------------------------------------------------------------------------------
Public Debt (unsecured):
7.5% Debentures due 2037, put option 2009           $   200,000    $   200,000
8.0% Debentures due 2026                                350,000        350,000      $  350,000
7.9% Debentures due 2017                                100,000        100,000
7.4% Notes due 2005                                     200,000        200,000         200,000
Medium Term Notes--fixed interest rates due
  1999 through 2028--average interest rate
  7.3% in 1998 and 7.9% in 1997 and 1996                295,000        200,000         250,000
9-1/8% Notes due 2002                                   249,461        249,320         249,191

Bank Borrowings (unsecured):
Revolving credit facilities--variable
  interest rates, effectively due 2002--
  average interest rates 5.8% in 1998,
  5.9% in 1997 and 5.7% in 1996                         325,000        512,000         957,000
Lines of credit and commercial paper--
  variable interest rates, effectively
  due 2002--average interest rates 5.7%
  in 1998, 5.9% in 1997 and 5.6% in 1996              1,218,966        945,899         183,000
Notes due 2004--average interest rate 6.3%              200,000        200,000
Other borrowings--due 2000--average
  interest rates 6.6% in 1998, 1997 and 1996             75,000         75,000          75,000

Other Unsecured Debt:
9.8% due in 1999                                                                       160,000
10.6% due in 2004                                        93,337        108,893         108,893
Other--due through 2001                                  50,343         31,505           2,988

Debt Secured by Real Estate:
Fixed interest rates--due through 2014--
  average interest rate 13.4% in 1998,
  13.4% in 1997 and 13.3% in 1996                        63,733         69,548          77,365
                                                     ----------     ----------      ----------
Outstanding debt                                      3,420,840      3,242,165       2,613,437
Capital lease obligations                                51,840         60,740          65,710
                                                     ----------     ----------      ----------
Total debt and obligations under capital
  leases                                              3,472,680      3,302,905       2,679,147
Less current maturities:
  Debt                                                   42,880         92,407          56,703
  Capital lease obligations                               6,771          8,528           9,300
                                                     ----------     ----------      ----------
Long-term debt and obligations under
  capital leases                                      3,423,029      3,201,970       2,613,144
Long-term capital lease obligations                      45,069         52,212          56,410
                                                     ----------     ----------      ----------
Long-term debt                                       $3,377,960     $3,149,758      $2,556,734
                                                     ==========     ==========      ==========

During 1997 the Company entered into a $300 million five-year LIBOR basket swap. The agreement diversifies the indices used to determine the interest rate on a portion of the Company's variable rate debt by providing for payments based on foreign LIBOR indices which are reset every three months and also provides for a maximum interest rate of 8.0%. The Company recognized no income or expense in 1998 related to this swap. As of year-end 1998, the estimated fair value of the agreement based on market quotes was a loss of $5.3 million.

On December 15, 1997, a $100 million treasury rate lock agreement was entered into for the purpose of hedging the interest rate on a portion of the debt the Company issued in 1998 under a universal shelf registration statement. In March 1998 the treasury lock was terminated in connection with the issuance of $100 million of notes under the registration statement. The Company realized a net loss of $1.0 million, which is being amortized over the term of the debt as an addition to interest expense.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its swap agreement. Such counterparties are highly-rated financial institutions and the Company anticipates they will be able to satisfy their obligations under the contract.

The carrying amounts of the Company's bank borrowings with variable interest rates approximate fair value. The fair value of the Company's borrowings with fixed interest rates is estimated using current market quotes, or discounted cash flow analyses, or on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of outstanding debt as of year-end 1998 was $3.7 billion compared to the carrying value of $3.4 billion.

Leases
The Company leases retail stores, offices and warehouse and distribution facilities. Initial lease terms average approximately 20 years, plus renewal options, and may provide for contingent rent based on sales volume in excess of specified levels.

The summary below shows the aggregate future minimum rent commitments at year-end 1998 for both capital and operating leases. Operating leases are shown net of an aggregate $115.1 million of minimum rent income receivable under non-cancelable subleases. Operating leases also exclude the amortization of acquisition-related fair value adjustments.

                                                                Operating           Capital
(In thousands of dollars)                                          Leases            Leases
-------------------------------------------------------------------------------------------
1999                                                           $  181,980          $ 12,430
2000                                                              169,962            10,604
2001                                                              158,306             9,177
2002                                                              146,916             8,246
2003                                                              138,193             7,564
Thereafter                                                      1,254,516            44,355
                                                               ----------           -------
Total minimum rent commitments                                 $2,049,873            92,376
                                                               ==========
Less executory costs (such as taxes, insurance
  and maintenance) included in capital leases                                           512
                                                                                    -------
Net minimum lease payments                                                           91,864
Less amount representing interest                                                    40,024
                                                                                    -------
Obligations under capital leases, including $6,771
  due within one year                                                               $51,840
                                                                                    =======

There were no additions to obligations under capital leases in 1998. Rent expense, excluding the amortization of acquisition-related fair value adjustments of $13.5 million in 1998, $13.9 million in 1997 and $14.2 million in 1996, was as follows:

                               Minimum       Sublease                      Contingent        Total
(In thousands of dollars)         Rent           Rent             Net            Rent         Rent
--------------------------------------------------------------------------------------------------

1998                          $215,880        $20,296        $195,584         $21,342     $216,926
1997                          $206,749        $17,591        $189,158         $22,729     $211,887
1996                          $189,105        $15,663        $173,442         $24,305     $197,747

Income Taxes
Federal and state income taxes charged to earnings are summarized below:

(In thousands of dollars)                1998           1997          1996
--------------------------------------------------------------------------

Current:
    Federal                          $228,621       $214,005      $206,313
    State                              24,852         23,572        25,731
Deferred:
    Federal                           (38,821)         4,847       (12,948)
    State                              (4,941)           621        (1,765)
                                     --------       --------      --------
Federal and state income taxes       $209,711       $243,045      $217,331
                                     ========       ========      ========

Cash payments of income taxes were $247.6 million, $263.3 million and $226.8 million in 1998, 1997 and 1996, respectively.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

(Percent of earnings before income taxes)      1998       1997        1996
---------------------------------------------------------------------------

Statutory federal income tax rate              35.0%      35.0%       35.0%
State income tax rate, net of federal
    income tax effect                           4.9        4.9         4.8
Goodwill amortization                           4.7        4.0         4.2
Merger related stock option charge              3.3
Expenses for repurchase of major
    shareholders' common stock                             2.3
Tax credits                                    (0.3)      (0.1)       (0.1)
Other                                          (0.3)       0.3        (0.8)
                                               ----       ----        ----
Effective income tax rate                      47.3%      46.4%       43.1%
                                               ====       ====        ====

Deferred tax benefits and liabilities as of year-end 1998 related to the following temporary differences:

(In thousands of dollars)                 Benefits     Liabilities         Total
--------------------------------------------------------------------------------
Basis in fixed assets                     $ 33,808      $(267,107)    $(233,299)
Self-insurance reserves                    122,887                      122,887
Purchase accounting valuation               16,299       (253,483)     (237,184)
Compensation and benefits                  127,698        (30,250)       97,448
Other, net                                  97,221       (125,584)      (28,363)
                                          --------      ---------     ---------
Deferred tax benefits and liabilities     $397,913      $(676,424)    $(278,511)
                                          ========      =========     =========

No valuation allowances have been considered necessary in the calculation of deferred tax benefits.

Stock Compensation Plans

Variable Accounting Treatment for Option Plans
Stock options and certain shares of restricted stock granted under the Company's stock option and stock award plans automatically vest upon a change of control, which is defined in plans adopted prior to June 1997 (Pre-1997 Plans) as stockholder approval of the Merger or, for options granted under the Company's 1997 Stock Option and Stock Award Plan and the 1997 Stock Plan for Non-Employee Directors (1997 Plans), upon the later of stockholder approval or regulatory approval of the Merger. All options outstanding on the consummation of the merger will be converted into options to acquire shares of Albertson's Common Stock. In addition, option holders have the right (limited stock appreciation right or LSAR), during an exercise period of up to 60 days after the occurrence of a change of control (but prior to consummation of the Merger), to elect to surrender all or part of their options in exchange for shares of Albertson's Common Stock having a value equal to the excess of the change of control price over the exercise price (which shares will be deliverable upon the Merger). The change of control price is defined as the higher of (i) the highest reported sales price during the 60-day period ending prior to the respective dates of the "change of control", or (ii) the price paid to stockholders in the Merger, subject to adjustment in both cases if the exercise period is less than 60 days.

Approval of the Merger Agreement on November 12, 1998 by the Company's stockholders accelerated the vesting of 10.2 million stock options granted under Pre-1997 Plans (approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs. The exercisability of
10.2 million LSARs resulted in the Company recognizing a $195.3 million merger related stock option charge during the fourth fiscal quarter of 1998. This charge was recorded based on the difference between the average option exercise price of $19.15 and the average market price at measurement dates of $38.29. Of the 10.2 million options, 6.3 million were exercised using the LSAR feature, 1.7 million were exercised without using the LSAR, and 2.2 million shares reverted back to fixed price options due to the expiration of the LSAR on January 10, 1999.

The actual change of control price used to measure the value of the 6.3 million LSARs will not be determinable until the date the Merger is consummated or the

Merger Agreement is terminated. Additional charges or income would be recognized in each quarter until the Merger is consummated if the change of control price is higher or lower than the amounts assumed for purposes of the foregoing estimates. If the Merger is consummated, the foregoing charges will be non-cash.

LSARs relating to the approximately 6.5 million remaining stock options issued under the 1997 Plans will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $100 million based upon an average exercise price of $23.72 and assuming an estimated change of control price of $39.19. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. If the Merger is consummated, the foregoing charges will be non-cash.

Fixed Stock Option Plans
The Company's Stock Option and Stock Award Plans (Plans) provide for the grant of options to purchase shares of common stock and the issuance of restricted stock awards, subject to certain antidilution adjustments. At year-end 1998, there were 7.1 million shares reserved for future grants or awards under the Company's Plans.

A summary of the Company's stock option activity and related information for 1998, 1997 and 1996 follows:

                                              1998                       1997                     1996
                                   -------------------------  -------------------------  -----------------------
                                                 Weighted-                  Weighted-                  Weighted-
                                                  Average                    Average                    Average
                                                 Exercise                   Exercise                   Exercise
(Options in thousands)              Options        Price       Options        Price        Options       Price
----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     18,268       $20.67         6,030       $14.36          3,840      $11.37
Granted                                 214       $24.82        13,210       $23.14          2,712      $17.91
Exercised
  Cash                               (2,374)      $15.91          (436)      $11.34           (269)     $ 8.70
  LSARs                              (6,337)      $20.03
Forfeited / Expired                  (1,128)      $20.19          (536)      $18.21           (253)     $13.00
                                     ------                     ------                        -----
Outstanding at end of year            8,643       $22.61        18,268       $20.67           6,030     $14.36
                                     ======                     ======                        =====

Exercisable at end of year            2,833       $20.36         1,056       $15.13             424     $ 8.70
Reserved for future grants            7,071                      6,368                        3,596


Exercise prices for outstanding options as of year-end 1998 ranged from $8.72 to $24.88 and the weighted-average remaining contractual life of those options is
6.8 years.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP), which began January 1, 1996 enables eligible employees of the Company to subscribe for shares of common stock on quarterly offering dates at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the quarterly offering period. For financial reporting purposes, the discount of 15% is treated as equivalent to the cost of issuing stock. During 1998 employees contributed $15.2 million to the ESPP program and 0.8 million shares were issued. Since the ESPP's inception, employees have contributed $45.9 million and
2.6 million shares have been issued. Purchases of stock through ESPP were suspended following the third quarter 1998 purchases pursuant to the Merger Agreement with Albertson's.

Long Term Incentive Plans
During 1997 the Company modified the Long Term Incentive Plan for 1996-1998 to provide participants with the option to receive shares of restricted stock in lieu of cash as originally provided. The number of shares issued to participants electing to receive shares of stock was based on the projected value of the Plan pay-out. The 184,701 shares issued under the 1996-1998 Plan will vest on April 1, 1999.

Performance Incentive Program
The 1998 Performance Incentive Program provides certain of the Company's key executives an incentive award of shares of two-year restricted stock if certain Company performance objectives are attained for the 1998 fiscal year. The
Company exceeded its annual performance goal for 1998 and awards under this program amount to approximately 209,000 shares which will be issued in March 1999.

Key Executive Equity Program
In 1997 the Company established the Key Executive Equity Program (KEEP), a stock-based management incentive program. A total of approximately 13.4 million stock options were granted to 169 of the Company's officers in connection with the KEEP with an exercise price of $22.50 to $24.88 per share. The KEEP involves the grant of market-priced stock options that would ordinarily begin to vest on the fifth anniversary of the grant date but which will vest on an accelerated basis with respect to one-half of the grant if minimum stock ownership requirements are satisfied, and with respect to the other half of the grant if the ownership requirements are met and the Company achieves annual performance goals. The KEEP options will vest and the minimum stock ownership requirements will expire upon regulatory approval of the merger.

To assist the KEEP participants in meeting the stock ownership requirement, the Company issued full recourse interest bearing stock purchase loans to 18 participants to acquire additional shares of the Company's stock. The stock purchased by the participants was purchased on the open market. The purchase loans have a maturity date of April 1, 2002 and accrue interest at 8.5%, reset annually at the then current prime rate. Outstanding loan balances at year-end 1998 totaled $1.9 million.

Stock Plan for Non-Employee Directors
During 1997 the shareholders approved the 1997 Stock Plan for Non-Employee Directors (Directors' Plan), which provides for: 1) the grant of 2,000 shares annually of the Company's Common Stock (Retainer Stock), 2) the grant on an annual basis of stock options to acquire 1,200 shares of common stock to each participant who satisfies the Minimum Stock Ownership Requirement, and 3) the one time issuance of common stock (173,000 shares in total) to compensate such directors for their respective interests in the Non-Employee Directors' Retirement Plan (Retirement Stock), which was terminated concurrently with the adoption of the Directors' Plan.

Retirement Stock (and dividends thereon which are reinvested in stock) will be delivered to a participant on the earlier of: 1) death of Participant, 2) change of control or, 3) the later of the date the Participant attains age 65 or the date the Participant ceases to serve as a Director. Compensation expense related to the Retirement Stock and Retainer Stock decreased pre-tax earnings by $3.4 million in 1998 and $4.0 million in 1997. The options vest upon regulatory approval of the Merger.

Fair Value Disclosures
The Company's pro forma compensation expense under the fair value method, utilizing the Black-Scholes option valuation model, for fixed stock options granted and for the ESPP in 1998, 1997 and 1996, after income taxes, was $15.1 million for 1998, $12.9 million for 1997 and $4.8 million for 1996. Pro forma net income would have been $351.3 million in 1998, $267.7 million in 1997 and $282.5 million in 1996. Diluted earnings per share would have been $1.26 for 1998, $.97 for 1997 and $.97 for 1996.

The 1998 pro forma net income of $351.3 million resulted from reported net income of $233.7 million, less the 1998 pro forma compensation expense after income taxes of $15.1 million, and the elimination of the merger related stock option charge of $132.7 million ($195.3 million pretax less $62.6 million tax impact).

The fair value of options estimated at the date of grant assumes an average expected volatility of 21.2% and dividend yield of 1.8%. Other assumptions for 1998, 1997 and 1996 are as follows:

                                           1998                 1997                 1996
                                     ---------------      ---------------      --------------
                                     Options    ESPP      Options    ESPP      Options   ESPP
---------------------------------------------------------------------------------------------
Average risk-free interest rate      4.7%       5.1%        6.6%     5.0%      6.1%      5.1%
Average life of options (years)      6.5         .25        7.0       .25      4.0        .25
Average vesting date (years)         3.9        2.0         5.0      2.0       3.0       2.0


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

Because the fair value method of accounting for stock-based compensation has not been applied to options granted prior to January 1, 1995, the preceding pro forma compensation cost may not be representative of expected costs in future years.

Stock Purchase Incentive Plans
In 1992 the Company's shareholders approved both the American Stores Company Key Executive Stock Purchase Incentive Plan and the American Stores Company Board of Directors Stock Purchase Incentive Plan (Plans). The Company awarded to certain directors and key executive officers the right to purchase a specified number of shares of the Company's stock and extended to such directors and officers full recourse interest bearing, 8-year loans to acquire the stock.

During fiscal 1997 and 1998 the performance cycle for participants in the Plans ended and each received a deferred award, which was applied toward repayment of their loans. The balance of the loans, together with accrued and unpaid interest thereon, is payable in three equal installments on the sixth, seventh and eighth anniversaries of the purchase date. The aggregate principal of these loans outstanding is recorded as Other Assets in the balance sheet and as of January 30, 1999, the aggregate outstanding balance (including accrued and unpaid interest) was $1.9 million.

Repurchase of Common Stock
In June 1996 the Company authorized a stock repurchase program of up to four million shares of common stock (not including the repurchase of shares from the Selling Stockholders). During 1996 0.1 million shares were repurchased. There were no repurchases of common stock under the repurchase program during 1998 and 1997. On August 2, 1998, the Company terminated the stock repurchase program.

Postretirement Health Care Benefits
The Company provides certain health care benefits to eligible retirees of certain defined employee groups under two unfunded plans, a defined dollar and a full coverage plan.

Change in Benefit Obligation

(In thousands of dollars)                      1998          1997          1996
-------------------------------------------------------------------------------

Benefit obligation at beginning of year     $54,029       $52,883       $51,671
Service cost (with interest)                    670           917           671
Interest cost                                 3,471         3,816         3,896
Plan amendments                                 496
Actuarial (gain)/loss                        (6,880)          431           632
Benefits paid                                (4,069)       (4,018)       (3,987)
                                            -------       -------       -------
Benefit obligation at end of year           $47,717       $54,029       $52,883
                                            =======       =======       =======

Change in Plan Assets

(In thousands of dollars)                 1998          1997          1996
--------------------------------------------------------------------------

Fair value of plan assets at
  beginning of year                     $    0        $    0        $    0
Employer contribution                    4,069         4,018         3,987
Benefits paid                           (4,069)       (4,018)       (3,987)
                                        ------        ------        ------
Fair value of plan assets at
  end of year                           $    0        $    0        $    0
                                        ======        ======        ======

Funded status                         $(47,717)     $(54,029)     $(52,883)
Unrecognized net actuarial (gain)      (18,098)      (12,058)      (12,969)
Unrecognized prior service cost            446
Accrued postretirement benefit
  obligation (APBO)                   $(65,369)     $(66,087)     $(65,852)
                                      ========      ========      ========

Discount rate as of end of year            7.0%          7.5%          7.5%

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 6% for 2000 and remain at that level thereafter. For the defined dollar plan, no future increases in the Company's subsidy level was assumed.

Components of Net Periodic Benefit Cost

(In thousands of dollars)                1998           1997           1996
---------------------------------------------------------------------------

Service cost (with interest)           $  670         $  917         $  671
Interest cost                           3,471          3,816          3,896
Amortization of prior service cost         50
Recognized net actuarial (gain)          (840)          (480)          (789)
                                       ------         ------         ------

Net periodic benefit cost              $3,351         $4,253         $3,778
                                       ======         ======         ======

A prior service cost is caused by plan changes. The Company amended the plan to reduce the first eligibility age for retirement from age 57 (with 10 years of full-time service or 20 years of part-time service) to age 54 (with 10 years of full-time service or 20 years of part-time service). The cumulative effect of this plan change results in an APBO increase of $496,000.

The Company has multiple nonpension postretirement benefit plans. With the exception of the plans for grandfathered retirees, the health care plans are contributory, with participants' contributions adjusted annually. The accounting for the health care plans anticipates that the Company will not increase its contribution for health care benefits for non-grandfathered retirees in future years.

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One-Percentage-Point
(In thousands of dollars)                        Increase              Decrease
--------------------------------------------------------------------------------

Effect on total of service and interest
   cost components                                   $139                 $(123)

Effect on postretirement benefit obligation        $1,992               $(1,763)

Since the subsidy level for the defined dollar plan is fixed, a trend increase or decrease has no impact on that portion of the obligation.

Retirement Plans
The Company sponsors and contributes to a defined contribution retirement plan, American Stores Retirement Estates (ASRE). This plan was authorized by the Board of Directors for the purpose of providing retirement benefits for associates of American Stores Company and its subsidiaries. The plan covers associates meeting age and service eligibility requirements, except those represented by a labor union, unless the collective bargaining agreement provides for participation. Contributions to ASRE are made at the discretion of the Board of Directors.

The Company also contributes to multi-employer defined benefit retirement plans in accordance with the provisions of the various labor contracts that govern the plans. The multi-employer plan contributions are generally based on the number of hours worked. Information about these plans as to vested and non-vested accumulated benefits and net assets available for benefits is not available.

Retirement plans expense was as follows:

(In thousands of dollars)         1998               1997              1996
---------------------------------------------------------------------------

Company sponsored plans       $ 92,966           $ 93,342          $ 88,106
Multi-employer plans            76,202             71,938            95,822
                              --------           --------          --------
Retirement plans expense      $169,168           $165,280          $183,928
                              ========           ========          ========

Restructuring and Impairment
In 1996 the Company recorded special charges  aggregating  approximately  $100.0 million before taxes, or $.21 per diluted share, related primarily to its re-engineering initiatives. The special charges are included in cost of merchandise sold ($10.0 million), operating and administrative expense ($12.9 million) and restructuring and impairment ($77.1 million). The components of the charge include: warehouse consolidation costs, administrative office consolidation costs, asset impairment costs, closed store costs and other miscellaneous charges. The remaining reserve as of the 1998 fiscal year end of $11.2 million relates primarily to the remaining lease commitments for the administrative office consolidation costs.

Environmental
The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an on-going program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition or results of operations of the Company. Charges against earnings for environmental remediation were not material in 1998, 1997 or 1996.

Legal Proceedings
On September 13, 1996, a class action lawsuit captioned McCampbell et al. v. Ralphs Grocery Company, et al. was filed in the San Diego Superior Court of the State of California against the Company and two other grocery chains operating in southern California. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in southern California. The Company believes it has meritorious defenses to plaintiffs claims and plans to vigorously defend the lawsuit.

The Company is also involved in various other claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the conduct of the Company's business. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Employment Contracts
During 1994 and 1995 the Company entered into Employment Agreements (Agreements) with 17 of the Company's key executive officers. The Agreements, as amended, expire on October 31, 2001 and are automatically renewed for subsequent one-year terms, unless they are individually terminated by the Company at least two years prior to the end of the term. Each Agreement contains usual and customary terms of employment agreements and provides the officers with a special long-range payout. The executives are entitled to receive an annual payment for a period of 20 years beginning at age 57 or upon termination of employment, whichever occurs later. The payout is calculated as a percentage of the executive's average target compensation objective during the last two years of his or her employment under the Agreement. The payout ranges from 9% to 40% based on years of service with the Company. The payout will be forfeited if the executive enters into competition with the Company.

The Company also entered into an employment agreement with the Company's Chairman and Chief Executive Officer in 1994 which, as amended, expires on October 31, 2002, and is automatically renewed for subsequent two-year terms unless terminated by the Company at least three years prior to the end of the term. The agreement provides for an annual payout that vests over an eight-year period which, if fully vested, would equal approximately $710,000 adjusted for inflation. Payments will be made over the life of the executive and his spouse. The payout will be forfeited if the executive enters into competition with the Company. In the event the Merger closes, the foregoing agreement will be superseded by a Termination and Consulting agreement (the Consulting Agreement) between the executive, the Company and Albertson's, Inc. The Consulting Agreement provides, among other things, for a lump sum payment of the present value of the payout, which is currently estimated at $11.0 million based upon an assumed discount rate of 7.75%, and which will have vested in full upon consummation of the Merger.

Quarterly Results (unaudited)
In the opinion of management, all adjustments necessary for a fair presentation have been included:

(In thousands of dollars,            First         Second         Third          Fourth         Fiscal
except per share data)             Quarter        Quarter       Quarter         Quarter (4)       Year
------------------------------------------------------------------------------------------------------

1998 (1)
Sales                           $4,872,686     $4,950,016    $4,847,756      $5,196,267    $19,866,725
Gross profit                     1,266,542      1,318,970     1,299,751       1,420,563      5,305,826
Operating profit                   174,515        212,492       197,723          88,040        672,770
Net earnings                        65,861         88,160        80,745          (1,022)       233,744
Basic earnings per share              $.24           $.32          $.29            $.00           $.85
Diluted earnings per share             .24            .32           .29             .00            .84

1997 (2)
Sales                           $4,747,644     $4,763,174    $4,647,465      $4,980,597    $19,138,880
Gross profit                     1,250,805      1,286,449     1,234,699       1,327,664      5,099,617
Operating profit                   167,531        212,420       161,468         227,222        768,641
Net earnings                        34,225         89,957        60,275          96,163        280,620
Basic earnings per share              $.12           $.33          $.22            $.35          $1.02
Diluted earnings per share             .12            .33           .22             .35           1.01

1996 (3)
Sales                           $4,580,028     $4,625,066    $4,563,362      $4,909,673    $18,678,129
Gross profit                     1,195,176      1,226,328     1,216,966       1,326,508      4,964,978
Operating profit                   149,376        185,195       173,985         159,084        667,640
Net earnings                        64,240         83,129        75,757          64,095        287,221
Basic earnings per share              $.22           $.28          $.26            $.22           $.98
Diluted earnings per share             .22            .28           .26             .22            .98


(1) Fourth quarter 1998 "Operating profit" included a merger related stock option charge of $195.3 million ($.47 per share after tax) related to the exercisibility of 10.2 million limited stock appreciation rights due to the approval by the Company's stockholders of the Merger Agreement.

(2) First quarter 1997 "Other" included charges of $33.9 million related to the sale of stock by a major shareholder and operating profit included charges of $13.4 million related to the sale of a division of the Company's communications subsidiary (total of $.14 per share).

(3) Fourth quarter 1996 included special charges totaling $100.0 million pre-tax ($.21 per share, after tax) in operating profit, including $10.0 million in gross profit.

(4) Operating profit, before special charges and merger related stock option charge, in the fourth quarter has exceeded the prior three quarters in each of the three years presented due to the seasonality of the food and drug retail business and LIFO inventory adjustments. The holiday and the cold and flu season in the fourth quarter benefits the food and drug retail business.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10   Directors and Executive Officers of the Registrant

Information regarding Directors and Executive Officers of the registrant as of March 31, 1999 is set forth below:


Director                   Offices Held                                          Age
------------------------------------------------------------------------------------
Pamela G. Bailey           Director since 1997. Chief Executive                   50
                           Officer of The Healthcare Leadership
                           Council since 1990.  President of the
                           National Committee for Quality Health
                           Care from February 1987 to January 1997.

Henry I. Bryant            Director since 1992. Retired. Former                   56
                           Managing Director in the Corporate Finance
                           Unit of J.P. Morgan & Co. Incorporated, an
                           investment banking firm, from August 1994
                           until February 1, 1998.

Arden B. Engebretsen       Director since 1988. Chairman of the                   67
                           Board of Herpak Limited, an international
                           financial consulting firm, since January
                           1991.  Partner in the law firm of Morris,
                           James, Hitchens & Williams since October 1994.
                           Prior to 1991, Vice Chairman of the Board
                           and Chief Financial Officer of Hercules
                           Incorporated.  Director of Mellon Bank
                           Delaware and member of the National
                           Advisory Council, University of Utah.

James B. Fisher            Director since 1988. Retired. Former                   67
                           President and a director of J.G. Boswell
                           Company,    an   agricultural    production,
                           processing and marketing company,  from 1980
                           to 1984.

Fernando R. Gumucio        Director since 1991. Owner and President               64
                           of The Lafayette Group, a management
                           consulting company, since 1993. Chairman
                           of the Board and Chief Executive Officer
                           of Del Monte USA from 1987 to 1988 and
                           President from 1985 to 1987. Director
                           of Basic Vegetable Products Corporation.

Leon G. Harmon             Director since 1982. Retired.  Former                  73
                           President and Chief Executive Officer
                           of First Interstate Bank of Utah N.A.
                           from July 1981 to October 1987.

Director                   Offices Held                                          Age
------------------------------------------------------------------------------------
Victor L. Lund             Director since 1988.  Chairman of the                  51
                           Board of the Company since June 1995 and
                           Chief Executive Officer since August 1992.
                           President of the Company from August 1992
                           to June 1995. Director of Borders Group, Inc.

David L. Maher             Director since 1998. Vice Chairman of                  59
                           the Board of the Company since March
                           1998 and Chief Operating Officer since
                           March 1995.  President from June 1995 to
                           March 1998, and Senior Executive Vice
                           President and Chief Operating Officer-
                           Drug from March 1993 to March 1995. Director
                           of the Company from 1991 to 1992.

John E. Masline            Director since 1988. Retired.  Former Partner          71
                           with the accounting firm of Ernst &
                           Young from 1967 until 1986.

Barbara Scott Preiskel     Director since 1985.  Retired.  Former                 74
                           Senior Vice President and General Counsel
                           of the Motion Picture Association of America,
                           a trade association, from 1977 to 1983.
                           Director of The Washington Post Co.

J.L. Scott                 Director since 1987. Retired.  Former                  69
                           Co-Chief Executive Officer of the
                           Company  from  March  1992 to  August  1992,
                           Chief  Executive  Officer from February 1989
                           to March 1992,  and President from September
                           1990 to August  1992.  Vice  Chairman of the
                           Board of the Company from  September 1987 to
                           June 1990. Director of TJ International.

Arthur K. Smith            Director since 1992. Chancellor of the                 61
                           University of Houston System and President
                           of the University of Houston main campus
                           since April 1997.  Prior thereto, President
                           of the University of Utah from August 1991
                           through March 1997. Director of Shell
                           Exploration and Production Company, a
                           subsidiary of Shell Oil Company.


Officer                    Offices Held                                          Age
------------------------------------------------------------------------------------
Kent T. Anderson           Chief Operating Officer - Strategy and                 45
                           Development of the registrant since August
                           1995; Chief Strategy Officer from March 1995
                           to August 1995; Executive Vice President and
                           General    Manager   -    American    Stores
                           Properties,  Inc.  from  March 1993 to March
                           1995.

Officer                    Offices Held                                          Age
------------------------------------------------------------------------------------
Teresa Beck                President of the registrant since March 1998;          44
                           Chief Financial Officer from March 1995 to
                           March 1998; Executive Vice President and Chief
                           Financial Officer from June 1994 to March 1995;
                           Executive Vice President Finance from March
                           1994 to June 1994; Assistant Secretary from
                           June 1989 until March 1995. Director of
                           Textron, Inc.

James R. Clark             Chief Planning Officer of the registrant since         55
                           March 1995; Senior Vice President Strategy and
                           Change Management from December 1993 to March
                           1995.

Stephen L. Mannschreck     Chief Human Resources Officer of the registrant        53
                           since March 1995; Executive Vice President
                           Human Resources from June 1994 to March 1995;
                           Executive Vice President and General Manager
                           - Osco Drug from March 1993 to June 1994.

Kathleen E. McDermott      Chief Legal Officer of the registrant since            49
                           May 1995 and Assistant Secretary since June
                           1993; Executive Vice President and General
                           Counsel from June 1993 to May 1995.

Edward J. McManus          Chief Operating Officer - Procurement &                53
                           Logistics of the registrant since March 1997;
                           Senior Vice President and General Manager -
                           Jewel Food Stores from April 1995 to March 1997;
                           Senior Vice President Operations of Jewel Food
                           Stores, Inc. from July 1994 to April 1995;
                           Vice President - Distribution of Jewel Food
                           Stores, Inc. from April 1992 to July 1994.

Francis J. Raucci          Chief Labor Officer of the registrant since            62
                           May 1995; Executive Vice President and Chief
                           Labor  Counsel  from  June 1994 to May 1995;
                           Senior  Vice   President   and  Chief  Labor
                           Counsel from December 1993 to June 1994.

Neal J. Rider              Chief Financial Officer of the registrant              37
                           since March 1998; Senior Vice President
                           Supply Chain Planning and Administration -
                           American Procurement and Logistics Company
                           from July 1997 to March 1998; Senior Vice
                           President - Health Care Operations of the
                           registrant from June 1995 to July 1997;
                           Senior Vice President and Treasurer from
                           March 1994 to June 1995.


Officer                    Offices Held                                          Age
------------------------------------------------------------------------------------
Martin A. Scholtens        Chief Operating Officer - Retail of the                56
                           registrant since March 1995; Executive Vice
                           President and General Manager - Lucky Southern
                           California Division from March 1994 to March
                           1995.

J. Greg Spencer            Senior Vice President, Treasurer and Assistant         42
                           Secretary of the registrant since June 1995;
                           Vice President, Corporate Transactions and
                           Senior Counsel from March 1992 to June 1995.

Bradley M. Vierig          Senior Vice President of the registrant since          41
                           June 1995 and Controller since March 1994.

Item 11   Executive Compensation

Directors' Compensation

Fees
Employee directors receive no additional compensation for serving on the Board or its Committees other than their normal compensation. All other directors receive an annual cash retainer fee of $40,000 and are entitled to receive stock and options under the American Stores Company Stock Plan for Non-Employee Directors, which was approved by the shareholders at the 1997 Annual Meeting. Under this plan, non-employee directors receive an annual grant of 2,000 shares of the Company's Common Stock (the "Retainer Stock"), which is forfeited if the non-employee director terminates service prior to the next shareholders' meeting at which directors are elected. Non-employee directors also receive an annual grant of options to acquire 1,200 shares of the Company's Common Stock at the market price for the stock on the date of grant (the "Retainer Options") if they meet the minimum stock ownership requirement of 6,000 shares. New directors have three years to meet the minimum stock ownership requirement. The Retainer Options vest in two equal annual installments of 600 shares each beginning on the date of the next annual shareholders' meeting at which directors are elected. Non-employee members of the Investment Management Subcommittee of the Company (Messrs. Fisher, Harmon, and Masline) are paid $7,000 for each meeting of that Subcommittee attended. No fees are paid to such members for meetings held by telephone conference.

Plans and Programs
Deferred Compensation Plan. Non-employee directors may defer the compensation they earn for Board service until after they are no longer a director.

Health Program. Non-employee directors and their spouses are eligible and encouraged to participate in the Scripps Executive Health Program that is available to certain key executive officers of the Company and its subsidiaries. The program consists of a comprehensive physical evaluation, private consultations covering exercise, nutrition and stress management, and attendance at a seminar covering various topics. The frequency of the examination is generally based on the director's age. The cost of the examination, including travel and hotel expenses, is paid by the Company.

Director Stock Plan. At the 1997 Annual Meeting, the shareholders approved the American Stores Company Stock Plan for Non-Employee Directors (the "Director Stock Plan"). Under the Director Stock Plan, non-employee directors receive annual grants of Retainer Stock and Retainer Options, as described above under "Fees."

Directors' Former Stock Purchase Plan. The Board of Directors Stock Purchase Incentive Plan (the "Directors' Former Stock Plan") was in effect from 1992 through March 21, 1995 and is described in the Company's 1997 proxy statement. During 1992, certain non-employee directors received full-recourse interest bearing loans for the purchase of Common Stock pursuant to the terms of the Directors' Former Stock Plan. Messrs. Engebretsen, Fisher, Gumucio, Harmon and Masline and Mrs. Preiskel each received a loan in the amount of $348,750.00 with an interest rate of 7.04%. Messrs. Bryant and Smith received loans with an interest rate of 6.15% for $65,344 and $435,625, respectively. The Directors' Former Stock Plan also entitled the participating directors to receive a deferred cash incentive award, which was generally payable at the end of a five-year performance cycle. The deferred award had to be applied toward repayment of the loan. During fiscal 1997, the five-year performance cycle ended, and the participating directors each received a deferred award. The after-tax amount of the deferred awards was applied toward repayment of the directors' loans, and the balance of the loans are payable in three equal installments on the respective anniversaries of the dates the shares were purchased. Mr. Harmon and Mrs. Preiskel paid their loans in full during fiscal 1997. As of January 30, 1999, the aggregate outstanding balance of loans made pursuant to the Directors' Former Stock Plan was $988,853, which includes accrued and unpaid interest. The largest aggregate amount outstanding during the fiscal year was $1,533,211.

Executive Compensation

The following table shows compensation paid by the Company to the Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers at January 30, 1999 for services performed by such individuals for all capacities in which they served during the last three fiscal years:

                                                Summary Compensation Table

                                                                              Long Term Compensation(1)
                                                                        -----------------------------------
                                           Annual Compensation (1)              Awards            Payouts
                                       -------------------------------  ----------------------  -----------
                                                                           Other
Name and                                                      Annual    Restricted                            All Other
Principal Position                                            Compen-      Stock     Options/      LTIP        Compen-
at End of 1998                           Salary     Bonus     sation      Awards       SARs       Payouts      sation
Fiscal Year                    Year       ($)      ($)(2)     ($)(3)      ($)(4)       (#)          ($)        ($)(5)
----------------------------- -------  ---------  ---------  ---------  ----------  ----------  -----------  -----------
Victor L. Lund                 1998     845,833    418,281    161,093     264,359           0            0      177,666
Chairman of the Board          1997     812,500     50,482     99,312     284,526   1,080,000    2,438,816      178,467
& Chief Executive Officer      1996     750,000    422,195    -------           0     120,000      138,722      135,047

Teresa Beck                    1998     441,666    131,098                138,092           0            0       69,677
President                      1997     383,333     17,885    -------     124,244     520,000      365,822       69,845
                               1996     295,833    125,006    -------           0      40,000       48,141       60,372

David L. Maher                 1998     555,833    164,934                173,734           0            0      107,505
Vice Chairman & Chief          1997     531,667     24,765    -------     188,470     360,000    1,341,349      108,018
Operating Officer              1996     512,500    216,439    -------           0      60,000       89,655      121,400

Edward J. McManus              1998     318,749     94,646                 99,695           0            0       49,751
Chief Operating Officer        1997     274,167     12,769    -------      88,015     237,200            0       49,857
Procurement & Logistics        1996     216,320     97,717    -------           0      60,000       31,697       45,635

Martin A. Scholtens            1998     422,166    125,268                131,951           0            0       77,065
Chief Operating Officer        1997     396,500     18,441    -------     135,588     520,000      365,822       77,410
Retail                         1996     366,667    155,017    -------           0      40,000       57,210       68,782


(1) Compensation deferred at the election of the executive, pursuant to the American Stores Retirement Estates 401(k) plan ("ASRE") and the Supplemental Executive Retirement Plan ("SERP"), is included in the year earned. The amounts of salary and bonus that the executives deferred during fiscal year 1998 to such plans were as follows: Mr. Lund - $229,828; Ms. Beck - $145,117; Mr. Maher - $118,845; Mr. McManus
         - $40,390; and Mr. Scholtens - $160,388.

(2) The bonus amount is payable pursuant to the Company's Key Management Annual Incentive Plan. Cash bonuses for services rendered in fiscal years 1998, 1997 and 1996 have been listed in the year earned, and were generally paid in April of the following fiscal year.

(3) During the 1998 fiscal year, the Company did not pay or provide perquisites and other benefits to any named executive officer in an aggregate amount exceeding $50,000, except Mr. Lund. The perquisites paid or provided to Mr. Lund included (i) $68,381 for the personal use of corporate aircraft by Mr. Lund and his spouse, the value of which was determined in accordance with applicable Internal Revenue Service regulations, (ii) $81,064 for the filing fee paid by the Company on Mr. Lund's behalf to the Federal Trade Commission in connection with the Albertson's Merger, including reimbursement for tax liabilities relating to such filing fee, and (iii) $11,648 for personal use of his Company car.

(4) The dollar amount shown equals the value of the award earned under the Company's Performance Incentive Plan during fiscal 1998. The award was made in March 1999 in shares of restricted stock.

(5) The compensation reported represents (a) Company contributions under ASRE, (b) Company contributions under SERP, and (c) the dollar value of Company paid term life insurance premiums for the executives. The amounts contributed by the Company during fiscal year 1998 to the executives' ASRE and SERP accounts, and the insurance premiums paid were as follows: Mr. Lund - $16,819, $156,675, $4,172; Ms. Beck -
         $16,819,  $50,680,  $2,178; Mr. Maher - $16,819,  $87,945,  $2,741; Mr.
         McManus -  $16,819,  $31,360,  $1,572;  and Mr.  Scholtens  -  $16,819,
         $58,164, $2,082.

The following table shows information concerning the exercise of stock options by each of the named executive officers and the fiscal year-end value of unexercised options.

                                       Aggregated Options/SAR Exercises in Last Fiscal Year and
                                                   Fiscal Year-End Option/SAR Value

                                                         Number of Unexercised            Value of Unexercised
                                                         Options/SARs at Fiscal         In-The-Money Options/SARs
                         Shares                              Year End (#)               at Fiscal Year End ($) (2)
                      Acquired on       Value       -------------------------------    ---------------------------
         Name         Exercise (#)  Realized ($)    Exercisable   Unexercisable (1)    Exercisable   Unexercisable
-------------------   ------------  ------------    -----------   -----------------    -----------   -------------
Victor L. Lund                   0             0        990,500             269,500     14,259,994       3,377,158
Teresa Beck                      0             0        470,500             129,500      7,043,075       1,622,790
David L. Maher                   0             0        470,000             -------      7,253,747       ---------
Edward J. McManus           13,333      $161,663        265,067              58,800      4,185,059         736,835
Martin A. Scholtens              0             0        470,500             129,500      7,043,075       1,622,790


(1) If a Change of Control (as defined in the stock option plan under which the options were granted) were to occur before these options otherwise become exercisable, the options would become immediately exercisable subject to satisfaction of the stock ownership requirements.

(2) Represents the difference between the closing price of the Company's Common Stock at 1998 fiscal year-end ($36.25 per share)and the exercise price of the options.

Pension Plans
The following tables show the estimated annual special retirement benefits payable to the named executive officers other than Mr. Lund and Mr. McManus pursuant to their employment agreements with the Company. The executives are entitled to receive an annual payment from the Company for twenty years beginning at the later of age 57 or upon termination of employment with the Company. The payments will terminate if the Executive enters into competition with the Company. The retirement benefit is calculated as a percentage of the executive's average annual target compensation objective ("TCO") for the two years prior to the termination of employment based on the years of service completed under the employment agreement. The executives became entitled to the minimum benefit when they completed three years of service under the employment agreements in November 1997 and will be entitled to the maximum benefit after they have completed ten years of service in November 2004. Executives who are terminated for cause or who voluntarily terminate employment are entitled to a retirement benefit equal to the amounts vested at that time. Executives who are terminated without cause or in connection with a change in control will be deemed to have served for the full ten-year period and will be entitled to the maximum benefit. Upon termination of an executive's employment, his or her retirement benefit will be funded through an irrevocable grantor trust. If the executive dies, his or her estate will receive a lump sum payment equal to the present value of the remaining retirement benefit to which the executive would otherwise be entitled. The employment agreements are described in more detail under the caption "Employment Agreements" immediately following this section.

Mr. Lund's annual special retirement benefit is described in the section below captioned "Employment Agreement with Chief Executive Officer."

The following table illustrates the estimated annual benefit payable to Mr. Maher, which ranges from 12% to 40% of his two-year average TCO. As of January 30, 1999, Mr. Maher's average TCO for the 1997 and 1998 fiscal years was $815,625, and he had been credited with four full years of service under his employment agreement.

    Remuneration
  (Average Two-Year                                           Years of Service
        TCO)                                   (Years Of Service Under Employment Agreements)
                        ---------------------------------------------------------------------------------------------
                            3           4           5           6          7           8           9          10
----------------------  ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
  $700,000 . . . .         84,000     112,000     140,000     168,000    196,000     224,000     252,000     280,000
  $750,000 . . . .         90,000     120,000     150,000     180,000    210,000     240,000     270,000     300,000
  $800,000 . . . .         96,000     128,000     160,000     192,000    224,000     256,000     288,000     320,000
  $900,000 . . . .        108,000     144,000     180,000     216,000    252,000     288,000     324,000     360,000
$1,000,000 . . . .        120,000     160,000     200,000     240,000    280,000     320,000     360,000     400,000

The following table illustrates the estimated annual benefits payable to Ms. Beck and Mr. Scholtens, which range from 9% to 30% of their two-year average TCOs except that Mr. Scholtens' agreement provides for a minimum payment of $225,000 as long as he does not voluntarily terminate employment prior to April 1, 2000. As of January 30, 1999, the two-year average TCOs of Ms. Beck and Mr. Scholtens for the 1997 and 1998 fiscal years were $618,750 and $614,000 respectively. As of January 30, 1999, each of such persons had been credited with four years of service under his or her employment agreement. Mr. McManus' employment agreement does not provide for an annual special retirement benefit.

    Remuneration
 (Average Two-Year                                             Years of Service
        TCO)                                    (Years Of Service Under Employment Agreements)
                         ---------------------------------------------------------------------------------------------
                             3           4          5           6           7           8           9          10
---------------------    ----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------
$500,000 . . . . .          45,000      60,000     75,000      90,000     105,000     120,000     135,000     150,000
$550,000 . . . . .          49,500      66,000     82,500      99,000     115,500     132,000     148,500     165,000
$600,000 . . . . .          54,000      72,000     90,000     108,000     126,000     144,000     162,000     180,000
$650,000 . . . . .          58,500      78,000     97,500     117,000     136,500     156,000     175,500     195,000
$700,000 . . . . .          63,000      84,000    105,000     126,000     147,000     168,000     189,000     210,000

Employment Agreements

Employment Agreement with Chief Executive Officer
The Company employs Mr. Lund as its Chairman and Chief Executive Officer under an employment agreement dated November 1, 1994, as amended. The agreement expires on October 31, 2002 and will be automatically renewed for additional terms of two years each unless the Company provides notice of termination three years prior to the termination date.

The agreement provides for compensation in the form of an annual base salary and participation in the Company's annual and long term bonus plans and other benefit plans available to senior executive officers. Mr. Lund is also entitled to an annual retirement benefit commencing the later of November 1, 2002, or the date Mr. Lund's employment terminates. The benefit vests over an eight year period ending October 31, 2002 and will be deemed to be fully vested in instances including Mr. Lund's death or disability, the termination of his employment without cause, or the removal of Mr. Lund as Chief Executive Officer following a Change in Control (as defined in the Agreement). The benefit, which if fully vested would equal approximately $710,000 as adjusted for inflation through the date his employment terminates, will be payable to Mr. Lund for life and thereafter to his wife for her life if he should die before she does. The payments terminate if Mr. Lund competes with the Company. In certain extraordinary events, the Company will pay Mr. Lund the present value of the remaining benefits on an after-tax basis together with a gross-up payment as necessary to place Mr. Lund in the same position as if the payments had been made on an annual basis. The Company has established an irrevocable grantor trust for Mr. Lund's benefit.

Following the termination of Mr. Lund's employment, the Company will provide medical benefits for Mr. Lund and his wife and reimburse Mr. Lund for his reasonable office and secretarial costs for a period of ten years.

If Mr. Lund's employment is terminated other than for "cause" or if he resigns for "good reason," Mr. Lund will receive a prorated portion of his annual salary and bonuses through the termination date and will receive a lump sum payment equal to the value of salary and target bonuses that would have been payable for the remainder of the term. In such event, Mr. Lund's benefit will also become fully vested.

Mr. Lund is subject to certain confidentiality and non-competition restrictions under the agreement.

Termination and Consulting Agreement with Chief Executive Officer
Mr. Lund, ASC and Albertson's entered into a Termination and Consulting Agreement (the "Consulting Agreement") dated as of August 2, 1998 which in the event the Merger closes will supersede Mr. Lund's Employment Agreement, and his Change of Control Employment Agreement (the "Employment Agreements"). The Consulting Agreement provides that Mr. Lund will be appointed to the Board of Directors of Albertson's for a term or terms extending until the third annual meeting of Albertson's following the Merger, and that while he is a member of such board, he will serve as its Vice Chairman. Mr. Lund has also agreed to provide specified consulting services of up to 1,000 hours to Albertson's and the Company for one year following the termination of his employment, for a fee of $850,000. Similar to Mr. Lund's Employment Agreements, the Consulting Agreement will provide Mr. Lund and his wife certain lifetime health coverage benefits and with additional cash payments if necessary to make them whole for any taxes imposed on such benefits. Instead of providing office space and operating services through October 31, 2012, as required by the Employment Agreements, the Company has agreed to pay Mr. Lund $39,000 per year (adjusted for inflation) and will provide specified secretarial services through that date, or until his earlier death. Upon termination of his employment, Mr. Lund will receive title to his company-owned vehicle. During the one-year consulting term, Mr. Lund will receive fringe benefits (including expense reimbursement and transportation) consistent with the fringe benefits provided to him immediately before the merger consummation. Upon Mr. Lund's permanent disability or death, he or his estate, as applicable, will receive a lump sum payment of the consulting fee for the remainder of the one-year consulting term. Upon a termination of his consulting services for "cause," no further payments would be made.

Mr.  Lund will be  subject  to a  noncompetition  covenant  while  serving  as a consultant or member of the Albertson's Board of Directors and to a confidentiality covenant. The Company and Albertson's will indemnify Mr. Lund with respect to his consulting services. As provided under the Employment Agreements, Mr. Lund would be entitled to an additional payment for any excise tax on excess parachute payments to which he may be subject. Albertson's has agreed to guarantee all payments and benefits under the Consulting Agreement.

The Consulting Agreement also acknowledges that the consummation of the Merger will permit Mr. Lund to terminate his employment and receive the severance benefits called for by the Employment Agreements. The Consulting Agreement acknowledges that upon the termination of his employment after the Merger, he will receive a cash lump sum payment equal to the sum of (i) his base salary to the extent not theretofore paid; (ii) pro rata bonuses for the year of termination; (iii) three times his base salary and bonus amount (approximately $4.3 million); and (iv) a lump sum payment of the present value of the retirement benefit under his Employment Agreement which will have vested in full upon consummation of the Merger (approximately $11.0 million, based upon an assumed discount rate of 7.75%).

Employment Agreements With Other Named Executive Officers
Ms. Beck and Messrs. Maher, McManus and Scholtens have also entered into Employment Agreements (the "Agreements") with the Company. A description of the Agreements, as amended, follows.

Term. The Agreements expire on November 1, 2001 and will be automatically renewed for additional terms of one year each unless the Company provides notice of termination two years prior to the termination date.

Payments Under the Agreement. The Agreements provide for compensation in the form of an annual base salary and participation in the Company's annual and long-term bonus plans and other bonus plans available to senior executive officers. If an executive is terminated without cause, he or she is entitled to a lump sum payment in an amount equal to his or her base salary and bonuses prorated through the termination date and an amount equal to three times his or her TCO. The executives are subject to certain confidentiality and non-competition restrictions under the Agreements.

Special Retirement Benefit. The Agreements provide the executives with a special long-range retirement benefit which is described in detail under the caption "Pension Plans" immediately preceding this section. This special payout is the only provision of the Agreements that is not superseded by the Change of Control Agreements described below.

Duties and Job Titles Under the Agreements. The Company can change the executives' duties and job titles at will, and can relocate the executives as needed, including a transfer to one of the Company's subsidiaries. However, the executives must remain officers of the Company or its subsidiaries and must perform duties of an executive nature equal in status, dignity and responsibility to their duties at the time the Agreements were entered into.

Change of Control Agreements
The Company has entered into Change of Control Agreements with certain senior officers of the Company and its subsidiaries, including the executive officers named in the Summary Compensation Table. The Change of Control Agreements become effective upon a Change of Control (as defined in the Change of Control Agreements) or in the event of a termination of employment in anticipation of a Change of Control, and upon the occurrence of such an event, supersede certain provisions of the employment agreements described above. Mr. Lund's Change of Control Agreement will be superseded by the Consulting Agreement. The Agreements provide for a three-year term after the Change of Control, during which time the status quo is preserved for the executive in terms of duties, responsibilities and employee benefits. A Change of Control and an involuntary termination or constructive termination is required to trigger a severance benefit. A severance benefit is also payable after a voluntary termination of employment following the Change of Control, whether or not for good reason, provided that such voluntary termination occurs during a 30-day window period beginning one year after the Change of Control. The severance benefit payable to the named executive officers is three times the executive's annual TCO and is subject to certain tax reimbursements if the executive's Change of Control benefit is subject to special excise taxes. However, any executive whose total parachute payment from all sources exceeds the permitted amount by not more than 10% would not be entitled to reimbursement for excise tax and would have other severance payments reduced to the level where it does not trigger the excise tax.

Compensation Committee Interlocks and Insider Participation
The following non-employee directors served on the Compensation and Stock Option Committee during fiscal 1998: Leon G. Harmon (Chairman), Arden B. Engebretsen, James B. Fisher, Fernando R. Gumucio, John E. Masline and Barbara S. Preiskel. There were no Compensation Committee interlocks with respect to any member of that Committee during fiscal 1998.

Item 12   Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Securities
The following table shows, as of January 30, 1999, the number of shares of the Company's Common Stock owned by the Company's directors, the five executive officers named in the Summary Compensation Table and by all executive officers and directors as a group. The information set forth below also includes the number of shares of the Company's Common Stock owned by each person known to the Company to be a beneficial owner of more than five percent of such stock as of January 30, 1999.

                                                                 Percent of
                                          Number of Shares         Shares
Name (1)                                    Beneficially        Beneficially
--------                                      Owned (2)           Owned (3)
                                         ------------------   -----------------
Pamela G. Bailey ....................           4,642                *
Teresa Beck..........................         601,344                *
Henry I. Bryant......................          17,289                *
Arden B. Engebretsen.................          84,534                *
James B. Fisher......................          75,527                *
Fernando R. Gumucio..................          29,609                *
Leon G. Harmon.......................          89,955                *
Victor L. Lund ......................       2,060,562                *
David L. Maher.......................       1,002,831                *
John E. Masline......................          66,134                *
Edward J. McManus....................         316,939                *
Barbara Scott Preiskel...............          59,302                *
Martin A. Scholtens..................         620,946                *
J. L. Scott..........................          84,141                *
Arthur K. Smith......................          51,799                *
All directors and executive
  officers as a group (23 Persons)          7,173,427                2.6%
Albertson's Inc. (4)                       54,500,000               19.7%
Capital Research and Management            27,758,000               10%
  Company
*    Does not exceed one percent of the outstanding shares.

(1) Correspondence to all officers and directors of the Company may be mailed to 299 South Main Street, Salt Lake City, Utah 84111. The address of Albertson's, Inc. is 250 Parkcenter Boulevard, Boise, Idaho 83726. The address of Capital Research and Management Company is 333 South Hope Street, Los Angeles, California 90071.

(2) These totals include, pursuant to rules of the Securities and Exchange Commission (the "SEC"), shares as to which sole or shared voting power or dispositive power is possessed. These totals also include: (i) the indicated number of shares of Common Stock that were the subject of stock options, which such persons exercised as LSARs and which will be settled at closing as described in "Stock Compensation Plans: Variable Accounting Treatment for Option Plans": Ms. Beck--489,000; Mr. Lund--1,029,000; Mr. Maher--470,000; Mr. McManus--273,467; Mr.
         Scholtens--489,000; all directors--600 each; and all directors and executive officers as a group (23 persons)--4,186,185; and (ii) the following number of shares of Common Stock that could be allocated to the American Stores Retirement Estates accounts of such persons for voting purposes on December 31, 1998: Ms. Beck--0; Mr. Lund--0; Mr. Maher--24,508; Mr. McManus--31,749; Mr. Scholtens--0; and all directors and executive officers as a group (23 persons)--195,465.

(3) On January 30, 1999, there were 276,675,823 shares of Common Stock issued and outstanding.

(4) Concurrently with the execution of the Merger Agreement, Albertson's and the Company entered into a Stock Option Agreement (the "ASC Stock Option Agreement"), pursuant to which the Company granted Albertson's an option (the "ASC Option") to purchase, pursuant to the terms and conditions thereof, up to 54,500,000 shares of ASC Common Stock at a price of $30.24 per share (subject to adjustment as provided in the ASC Stock Option Agreement). The ASC Stock Option Agreement provides that Albertson's may exercise the ASC Option, in whole or in part, at any time or from time to time following the occurrence of a Triggering Event (as defined below) and prior to the expiration of the ASC Option (which is generally 120 days after the Triggering Event). For purposes of the ASC Stock Option Agreement, a "Triggering Event" occurs if Albertson's becomes entitled to receive a termination fee from ASC pursuant to the Merger Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and greater than 10% shareholders to file reports of ownership and changes in ownership of Common Stock with the SEC and the New York Stock Exchange and to provide the Company with copies of such reports. Based solely on a review of these reports and of certifications furnished to the Company, the Company believes that all of these reporting persons complied with their filing requirements for the Company's 1998 fiscal year.

Item 13   Certain Relationships and Related Transactions

The information under the caption "Item 11. Executive Compensation: Directors' Compensation" is incorporated herein by reference.

Certain Relationships and Related Transactions
During 1992, Mr. Lund, the four other executives in the Summary Compensation Table and certain other executive officers received full-recourse, interest bearing loans for the entire purchase price of Common Stock of the Company they purchased pursuant to the terms of the Key Executive Plan, which is described in the Company's 1997 proxy statement. The loans have eight-year terms and accrue interest at the "applicable federal rate" for eight-year loans with interest compounded annually, as determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended, in effect on the date they purchased their stock. Interest is payable prior to maturity to the extent of dividends paid on the shares purchased under the Key Executive Plan, with the balance due at the maturity of the loan. The proceeds of the deferred cash incentives awarded during the five-year performance cycle(s) under the Key Executive Plan must also be applied to prepay the loans. The balance of the loans after taking into account any such prepayment together with accrued and unpaid interest thereon, is payable in three equal installments (plus interest) on the sixth, seventh and eighth anniversaries of the purchase date. During fiscal 1997, the performance cycle for Mr. Lund and three of the named executive officers ended and each received a deferred award, which was applied toward repayment of their loans. Mr. McManus was not a participant in the Key Executive Plan. During fiscal 1998, Messrs. Lund, Maher, and Scholtens paid their loans in full on the indicated dates and for the indicated amounts: Mr. Lund - $5,396,519 on July 3, 1998; Mr. Maher - $2,964,350 on June 29, 1998; and Mr. Scholtens - $811,224 on July 16,

1998. As of January 30, 1999, the outstanding balance of Ms. Beck's loan (including accrued and unpaid interest) was $523,320. As of January 30, 1999, the aggregate outstanding balances of the loans (including accrued and unpaid interest) made pursuant to the Key Executive Plan was $879,137. The largest aggregate amount outstanding during the fiscal year was $5,367,227.

In connection with the KEEP program described in the Notes to Consolidated Financial Statements, the Company made loans to 18 participants to assist them in meeting the minimum stock ownership requirement under such program. The participants were required to sign full recourse promissory notes, which are for a term of five years and accrue interest at an initial rate of 8.5%, reset annually at the then current prime rate. During the term of the loans, 20% of the gross amount of any cash bonuses to which the participants become entitled will be withheld and applied first to accrued and unpaid interest and second to the reduction of principal. During fiscal year 1997, Mr. McManus received a loan of $209,484. As of January 30, 1999, Mr. McManus' loan balance was $221,970, which includes accrued interest.


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) -  Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included in Item 8:

Consolidated Statements of Earnings for the fiscal years 1998, 1997 and 1996;

Consolidated Balance Sheets as of the end of fiscal years 1998, 1997 and 1996;

Consolidated Statements of Cash Flows for the fiscal years 1998, 1997 and 1996;

Consolidated Statements of Shareholders' Equity for the fiscal years 1998, 1997 and 1996;

Notes to Consolidated Financial Statements.

Item 14(a)(2) -  Supplementary Data and Financial Statement Schedules

The supplementary data entitled "Quarterly Results  (unaudited)," is included in
Item 8.

In response to Item 14(d), all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14(a)(3) -  Exhibits

The following exhibits are filed with this report:

3.1 The restated Certificate of Incorporation of American Stores Company, as amended, is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the fiscal year ended February 3, 1996 as filed on April 14, 1996, and to Exhibit 1 of the Company's Form 8-K as filed on July 10, 1997.

3.2 The By-Laws of American Stores Company as amended on September 17, 1997 are incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended January 31, 1998 as filed on April 20, 1998.

4.1 Senior Indenture dated May 1, 1995 between the Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q filed on June 12, 1995.

10.1 Credit Agreement ($1.5 billion five-year revolving credit facility) dated as of March 28, 1997 among the Company, the banks listed therein and Morgan Guaranty Trust Company of New York as Agent is incorporated herein by reference to Exhibit 10.1 of Form 10-K filed on April 14, 1997.

10.2 Non-Employee Directors' Deferred Fee Plan is incorporated herein by reference to Exhibit 10.3 of Form 8 as filed on July 12, 1991. *

10.3 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the Company's 1997 Proxy Statement filed on May 2, 1997.

10.4 American Stores Company Board of Directors Stock Purchase Incentive Plan as Amended and Restated is incorporated herein by reference to
         Exhibit 10.11 of Form 10-K as filed on April 26, 1995. *

10.5 American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 as filed on July 13, 1998. *

10.6 Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998 is incorporated herein by reference to Exhibit 10.4 of Form 10-Q as filed on December 11, 1998. *

10.7 1997 Key Management Annual Incentive Plan is incorporated herein by reference to Exhibit A of the Company's 1997 Proxy Statement filed on May 2, 1997. *

10.8     Description of 1999 Key Management Incentive Plan.  *

10.9 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the Company's 1997 Proxy Statement filed on May 2, 1997. *

10.10 Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed on December 11, 1998. *

10.11 1989 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-32150) filed on November 16, 1989. *

10.12 Amendment to the 1989 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed on December 17, 1996. *

10.13 Amendment to the 1989 Stock Option and Stock Award Plan, dated April 7, 1997 is incorporated herein by reference to Exhibit 10.9 of Form 10-K filed on April 14, 1997. *

10.14 Amendment to the 1989 Stock Option and Stock Award Pla n dated as of July 28, 1998 is incorporated herein by reference to Exhibit 10.6 of Form 10-Q as filed on September 1, 1998. *

10.15 Amendment to American Stores Company 1989 Stock Option and Stock Award Plan, dated as of October 8, 1998 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed on December 11, 1998. *

10.16 The 1985 Stock Option and Stock Award Plan is incorporated herein by reference to the Registrant's S-8 Registration Statement (Registration No. 33-08801) filed on September 22, 1986. *

10.17 Amendmen to the 1985 Stock Option and Stock Award Plan, dated as of September 17, 1996 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed on December 17, 1996. *

10.18 Amendment to the 1985 Stock Option and Stock Award Plan dated as of July 28, 1998 is incorporated herein by reference to Exhibit 10.7 of Form 10-Q as filed on September 1, 1998. *

10.19 Amendment to American Stores Company 1985 Stock Option and Stock Award Plan, dated as of October 8, 1998 is incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed on December 11, 1998. *

10.20 American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1992 Proxy Statement filed on May 7, 1992. *

10.21 Amendment dated as of June 16, 1998 to American Stores Company Key Executive Stock Purchase Incentive Plan is incorporated herein by reference to Exhibit 10.5 of Form 10-Q as filed on September 1, 1998. *

10.22 Consulting Agreement between the Company and L.S. Skaggs dated as of August 1, 1995 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed on December 11, 1995. *

10.23 Form of Employment Agreement dated as of November 1, 1994 together with Schedule of eighteen officers who entered into such Employment Agreement with the Company are incorporated herein by reference to
         Exhibit 10.14 of Form 10-K filed on April 26, 1995. *

10.24 Form of Employment Agreement dated as of July 25, 1996 together with Schedule of two executive officers who entered into Employment Agreements with the Company are incorporated herein by reference to
         Exhibit 10.7 of Form 10-Q filed on September 17, 1996. *

10.25 Form of Amendment to Employment Agreement dated as of July 25, 1996 together with Schedule of fifteen officers who entered into such Amendment to Employment Agreement is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed on September 17, 1996. *

10.26 Second Amendment to Employment Agreement dated as of December 9, 1997, together with schedule of 12 senior officers who entered into such Amendment is incorporated herein by reference to Exhibit 10.23 of Form 10-K as filed on April 20, 1998. *

10.27    Third Amendment to  Employment Agreement between the Company and Martin
         A. Scholtens dated as of March 17, 1998 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed on June 11, 1998. *

10.28 Form of Employment Agreement (Change of Control) dated as of July 25, 1996 together with Schedule of eleven officers who entered into such Employment Agreement with the Company are incorporated herein by reference to Exhibit 10.5 of Form 10-Q filed on September 17, 1996. *

10.29 Employment Agreement (Change of Control) with Edward J. McManus dated as of December 9, 1997 is incorporated herein by reference to Exhibit
         10.25 of Form 10-K as filed on April 20, 1998. *

10.30 Amendment to Employment Agreement (Change of Control) dated as of December 9, 1997 together with schedule of 12 senior officers who entered into such Amendment is incorporated herein by reference to
         Exhibit 10.24 of Form 10-K as filed on April 20, 1998. *

10.31 Amendment to the Employment Agreement (Change of Control)with Victor L. Lund dated as of December 9, 1997 is incorporated herein by reference to Exhibit 10.22 of Form 10-K as filed on April 20, 1998. *

10.32 Amended and Restated Employment Agreement of Victor L. Lund dated as of December 9, 1997 is incorporated herein by referenc to Exhibit 10.21 of Form 10-K as filed on April 20, 1998. *

10.33 Termination and Consulting Agreement, dated as of August 2, 1998, by and among American Stores Company, Albertson's, Inc. and Victor L. Lund is incorporated herein by reference to Exhibit 10.8 of Form 10-Q as filed on September 1, 1998. *

10.34 Agreement and Plan of Merger, dated as of August 2, 1998, among Albertson's, Abacus Holdings, Inc. and American Stores Company is incorporated by reference to Exhibit 1 to the Schedule 13D filed by American Stores Company on August 12, 1998.

10.35 Stock Option Agreement, dated as of August 2, 1998, between Albertson's, Inc., as Issuer, and American Stores Company, as Grantee is incorporated by reference to Exhibit 2 to the Schedule 13D filed by American Stores Company on August 12, 1998 with respect to the Common Stock of Albertson's, Inc.

10.36 Stock Option Agreement, dated as of August 2, 1998, between American Stores Company, as Issuer, and Albertson's, Inc., as Grantee is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by American Stores Company on August 12, 1998 with respect to the Common Stock of American Stores Company.

12.      Computation of ratio of earnings to fixed charges.

21.      Subsidiaries of the Registrant.

23.      Consent of Ernst & Young LLP.

27.1     Financial Data Schedule.
         All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

Item 14(b) - Reports on Form 8-K

Filing of the Press Release issued on November 12, 1998 announcing that the stockholders of the Company had approved and adopted the Agreement and Plan of Merger, dated August 2, 1998, among Albertson's, Inc., Abacus Holdings, Inc., and the Company, filed November 12, 1998.


------------------------------------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(a)(3) of Form 10-K.

                             AMERICAN STORES COMPANY

                                    FORM 10-K



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                American Stores Company



By (Signature and Title):  /s/Kathleen E. McDermott              April 13, 1999
                           Kathleen E. McDermott,
                           Chief Legal Officer and
                           Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Victor L. Lund          Chairman of the Board and             April 13, 1999
Victor L. Lund             Chief Executive Officer
                           (Principal Executive Officer)


/s/Neal J. Rider           Chief Financial Officer               April 13, 1999
Neal J. Rider              (Principal Financial Officer)



/s/Bradley M. Vierig       Senior Vice President and             April 13, 1999
Bradley M. Vierig          Controller
                           (Principal Accounting Officer)

                             AMERICAN STORES COMPANY

                                    FORM 10-K


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Victor L. Lund               Director, Chairman of           April 13, 1999
Victor L. Lund                   the Board and Chief
                                 Executive Officer


/s/ David L. Maher               Director, Vice                  April 13, 1999
David L. Maher                   Chairman of the Board
                                 and Chief Operating
                                 Officer


/s/ Pamela G. Bailey             Director                        April 13, 1999
Pamela G. Bailey


/s/ Henry I. Bryant              Director                        April 13, 1999
Henry I. Bryant


/s/ Arden B. Engebretsen         Director                        April 13, 1999
Arden B. Engebretsen


/s/ James B. Fisher              Director                        April 13, 1999
James B. Fisher


/s/ Fernando R. Gumucio          Director                        April 13, 1999
Fernando R. Gumucio


/s/ Leon G. Harmon               Director                        April 13, 1999
Leon G. Harmon


/s/ John E. Masline              Director                        April 13, 1999
John E. Masline

                             AMERICAN STORES COMPANY

                                    FORM 10-K


Signatures (Continued)



/s/ Barbara S. Preiskel          Director                        April 13, 1999
Barbara S. Preiskel


/s/ J. L. Scott                  Director                        April 13, 1999
J. L. Scott


/s/ Arthur K. Smith              Director                        April 13, 1999
Arthur K. Smith