Form 10-Q
period 1999-05-01
AMERICAN STORES CO /NEW/
filed 1999-06-03
CIK 90811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934
For the quarterly period ended     May 1, 1999

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 26, 1999: Common Stock, Par Value $1.00 - 277,027,615 shares.

Part I - Financial Information

Item 1. Financial Statements


                             AMERICAN STORES COMPANY
                  Consolidated Condensed Statements of Earnings
                                   (unaudited)
                      (In thousands, except per share data)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                           May 1,                   May 2,
                                                            1999                     1998
                                                        ----------                ----------
Sales                                                   $5,047,723                $4,872,686

Cost of merchandise sold, including
     warehousing and transportation expenses            (3,706,679)               (3,606,144)
                                                        ----------                ----------

Gross profit                                             1,341,044                 1,266,542

Operating and administrative expenses                   (1,142,614)               (1,092,027)
Merger related stock option income                          28,864
                                                        ----------                ----------

Operating profit                                           227,294                   174,515

Other (expense) income:
     Interest income                                         2,432                       964
     Interest expense                                      (55,220)                  (60,132)
                                                        ----------                ----------
Net other (expense) income                                 (52,788)                  (59,168)
                                                        ----------                ----------

Earnings before income taxes                               174,506                   115,347

Federal and state income taxes                             (73,086)                  (49,486)
                                                        ----------                ----------

Net earnings                                            $  101,420                $   65,861
                                                        ==========                ==========

Basic earnings per share                                $     0.37                $     0.24
                                                        ==========                ==========
Diluted earnings per share                              $     0.36                $     0.24
                                                        ==========                ==========

Average number of common shares outstanding
   used for basic earnings per share                       276,997                   273,942
Dilutive common stock options                                3,103                     1,658
                                                        ----------                ----------
Average number of common shares outstanding
   used for dilutive earnings per share                    280,100                   275,600

Dividends per share                                          $0.09                     $0.09

--------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                                 (In thousands)

                                                              May 1,                   January 30,
                                                               1999                        1999
                                                           ----------                  ----------
Assets
Current Assets:
  Cash and cash equivalents                                $   41,160                  $   35,493
  Inventories                                               1,734,785                   1,726,015
  Other current assets                                        538,890                     578,895
                                                           ----------                  ----------

    Total current assets                                    2,314,835                   2,340,403

Property, plant and equipment and property
  under capital leases, less accumulated
  depreciation and amortization of $2,771,375
  on May 1, 1999 and $2,683,628 on
  January 30, 1999                                          4,706,782                   4,624,075

Goodwill                                                    1,577,305                   1,589,614
Other assets                                                  331,857                     331,207
                                                           ----------                  ----------
    Assets                                                 $8,930,779                  $8,885,299
                                                           ==========                  ==========

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                           $1,119,584                  $1,147,510
Other current liabilities                                     736,889                     787,794
Current maturities of long-term debt and
  capital lease obligations                                    51,730                      49,651
                                                           ----------                  ----------
    Total current liabilities                               1,908,203                   1,984,955

Other liabilities                                             740,241                     778,119
Long-term debt and obligations under capital
  leases, less current maturities                           3,531,023                   3,423,029

Shareholders' Equity - shares issued and
  outstanding of 277,030 on May 1, 1999
  and 276,676 on January 30, 1999                           2,751,312                   2,699,196
                                                           ----------                  ----------
    Liabilities and Shareholders' Equity                   $8,930,779                  $8,885,299
                                                           ==========                  ==========

-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                             AMERICAN STORES COMPANY
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                            Thirteen Weeks Ended
                                                                            --------------------

                                                                       May 1,                   May 2,
                                                                        1999                     1998
                                                                      --------                --------
Cash Flows from Operating Activities:
Net earnings                                                          $101,420                 $65,861
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                      125,898                 122,090
    Merger related stock option income                                 (28,864)
    Net gain on asset sales                                             (1,440)                   (474)
    Changes in operating assets and liabilities                        (81,387)               (142,790)
                                                                      --------                --------
Total adjustments                                                       14,207                 (21,174)
                                                                      --------                --------
Net cash provided by operating activities                              115,627                  44,687
                                                                      --------                --------

Cash Flows from Investing Activities:
Expended for property, plant and equipment                            (199,304)               (192,828)
Proceeds from sale of other assets                                       5,441                  58,763
Increase in other assets                                                (6,880)                 (9,117)
                                                                      --------                --------
Net cash used in investing activities                                 (200,743)               (143,182)
                                                                      --------                --------

Cash Flows from Financing Activities:
Issuance of new debt                                                                           145,000
Net increase (decrease)in borrowings                                   111,223                 (44,985)
Other changes in equity                                                  4,492                   9,684
Cash dividends                                                         (24,932)                (24,631)
                                                                      --------                --------
Net cash provided by financing activities                               90,783                  85,068
                                                                      --------                --------

Net increase (decrease) in cash and
  cash equivalents                                                       5,667                 (13,427)
Cash and cash equivalents:
  Beginning of year                                                     35,493                  47,794
                                                                      --------                --------
  End of quarter                                                      $ 41,160                $ 34,367
                                                                      ========                ========

Supplementary information - Statement of Cash Flows:

Cash paid during the year for:
Interest (net of amounts capitalized)                                 $ 51,109                $ 69,056
Income taxes, net of refunds                                          $ 23,133                $ 20,672


                             AMERICAN STORES COMPANY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
                                   May 1, 1999


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of American Stores Company and its subsidiaries as of May 1, 1999 and January 30, 1999 and the results of its operations and cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998. The operating results for the interim periods are not necessarily indicative of results for a full year. For a further discussion of the Company's accounting policies, please refer to the Company's Form 10-K for the fiscal year ended January 30, 1999.

Merger Agreement

On August 2, 1998 the Company entered into an Agreement and Plan Of Merger (the Merger Agreement) among the Company, Albertson's, Inc. (Albertson's) and Abacus Holdings, Inc., a wholly-owned subsidiary of Albertson's (Merger Sub), pursuant to which Merger Sub would be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Albertson's. Each share of the Company's Common Stock would be converted into the right to receive 0.63 shares of Albertson's Common Stock, with cash paid in lieu of any fractional shares. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for U.S. federal income tax purposes. On November 12, 1998, the stockholders of the Company and Albertson's approved the Merger Agreement. The Company currently expects to complete the merger by June 30, 1999, subject to certain conditions, including, among others, regulatory approvals and other customary closing conditions.

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

Approval of the Merger Agreement on November 12, 1998 by the Company's stockholders accelerated the vesting of 10.2 million stock options granted under Pre-1997 Plans(approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs. The exercisability of 10.2 million LSARs resulted in the Company recognizing a $195.3 million merger related stock option charge during the fourth fiscal quarter of 1998. This charge was recorded based on the difference between the average option exercise price of $19.15 and the average market price at the measurement dates of $38.29. Of the 10.2 million options, 6.3 million were exercised using the LSAR feature,
1.7 million were exercised without using the LSAR, and 2.2 million shares reverted back to fixed price options due to the expiration of the LSAR on January 10, 1999.

In the first quarter of 1999 a market price adjustment of $28.9 million of income was recorded to reflect a decline in the relevant stock price at the end of the first fiscal quarter. The actual change of control price used to measure the value of the 6.3 million LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. Additional charges or income will be recognized in each quarter until the Merger is consummated or the Merger Agreement is terminated. If the Merger is consummated, the foregoing net charges will be non-cash.

LSARs relating to the approximately 6.5 million remaining stock options issued under the 1997 Plans will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $85.3 million based on an average exercise price of $23.72 and assuming a change of control price of $36.93. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated. If the Merger is consummated, the foregoing charges will be non-cash.

Legal Proceedings

On September 13, 1996, a class action lawsuit captioned McCampbell et al. v. Ralphs Grocery Company, et al. was filed in the San Diego Superior Court of the State of California against the Company and two other grocery chains operating in southern California. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in southern California. The Company believes it has meritorious defenses to plaintiffs' claims and plans to vigorously defend the lawsuit.

The Company is also involved in various other claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the conduct of the Company's business. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Notes to Consolidated Condensed Financial Statements (concluded)

Subsequent Event

On May 14, 1999 the Company terminated its $300 million LIBOR basket swap at a cost of $.8 million. The five-year swap agreement had been entered into in 1997 and diversified the indices used to determine the interest rate on a portion of the Company's variable rate debt by providing for payments based on foreign
LIBOR indices which were reset every three months. The fair value of the agreement based on market quotes at year-end 1998 was a loss of $5.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales  increased  to $5.0  billion in the first  quarter of 1999 from $4.9 billion in the first quarter of 1998 for a total sales increase of 3.6%. Comparable store sales (sales from stores that have been open at least one year, including replacement stores) increased in the first quarter of 1999 by 2.4%. The improvement in total and comparable sales in the first quarter of 1999 is primarily due to the increase in net square footage since the prior year, stronger pharmacy department sales and successful marketing and advertising promotions. Retail square footage increased 2.3% over the last twelve months. The increased pharmacy sales are the result of an increase in the number of prescriptions filled due to new drug introductions and the continued growth in managed care prescription plans in which the Company is a provider. Drug inflation is also a significant component of the increase in pharmacy sales. Pharmacy department comparable store sales in the first quarter of 1999 increased 20.2% over the prior year first quarter.

Gross profit as a percent of sales was 26.6% in the first quarter of 1999 compared to 26.0% in the prior year first quarter. Gross profit in 1999 improved primarily due to improved procurement practices, less aggressive promotional spending, favorable trends in product mix and lower warehouse and transportation costs. Gross margins in the pharmacy department declined in the first quarter of 1999. However, pharmacy gross profit dollars increased over the prior year. Pharmacy margin percentages continue to be pressured by the increased mix of new branded drugs with lower margin rates and the continued growth of third-party contracts. The LIFO charge to earnings amounted to $4.0 million in the first quarter of 1999 and $5.0 million in the first quarter of 1998.

Operating and administrative expenses as a percent of sales were 22.6% and 22.4% in the first quarter of 1999 and 1998, respectively. Operating and administrative expense increased in the first quarter of 1999 primarily due to higher rents and depreciation, resulting from the Company's three-year $3.0 billion capital expenditure program combined with higher employee benefit costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Approval of the Merger Agreement on November 12, 1998 by the Company's stockholders accelerated the vesting of 10.2 million stock options granted under the Pre-1997 Plans (approximately 60% of the outstanding stock options) and permitted the holders of these options to exercise LSARs. The exercisability of
10.2 million LSARs resulted in the Company recognizing a $195.3 million merger related stock option charge during the fourth fiscal quarter of 1998. This charge was recorded based on the difference between the average option exercise price of $19.15 and the average market price at the measurement dates of $38.29. Of the 10.2 million options, 6.3 million were exercised using the LSAR feature,
1.7 million were exercised without using the LSAR, and 2.2 million shares reverted back to fixed price options due to the expiration of the LSAR on January 10, 1999.

In the first quarter of 1999 a market price adjustment of $28.9 million of income was recorded to reflect a decline in the relevant stock price at the end of the first fiscal quarter. The actual change of control price used to measure the value of the 6.3 million LSARs will not be determinable until the date the Merger is consummated or the Merger Agreement is terminated. Additional charges or income will be recognized in each quarter until the Merger is consummated or the Merger Agreement is terminated. If the Merger is consummated, the foregoing net charges will be non-cash.

LSARs relating to the approximately 6.5 million remaining stock options issued under the 1997 Plans will become exercisable upon regulatory approval of the Merger, which would result in recognition of an additional charge estimated at $85.3 million based on an average exercise price of $23.72 and assuming a change of control price of $36.93. The actual change of control price used to measure the value of the LSARs will not be determinable until the date the Merger is consummated. If the Merger is consummated, the foregoing charges will be non-cash.

Operating profit increased 30.2% in the first quarter of 1999 compared to 1998. Total operating profit was 4.5% of sales in 1999 and 3.6% of sales in 1998. Operating profit excluding the unusual item (merger related stock option income) increased 13.7% compared to 1998 and was 3.9% of sales in 1999.

Interest expense amounted to $55.2 million in the first quarter of 1999 compared to $60.1 million in the first quarter of 1998. Interest expense decreased in 1999 due primarily to lower rates on variable rate debt.

The Company's effective income tax rates were 41.9% in 1999 and 42.9% in 1998. The effective income tax rates for 1999 were lower due to the impact that the higher earnings (including the merger related stock option income) in the current year have on the fixed component of non-deductible goodwill.

The Company's basic earnings per share were $.37 and $.24 in the first quarter of 1999 and 1998, respectively. Diluted earnings per share amounted to $.36 and $.24 in the first quarter of 1999 and 1998, respectively. The merger related stock option income in 1999 resulted in income of $.06 per diluted share.

Liquidity and Capital Resources

Cash provided by operating activities of $115.6 million in the first quarter of 1999 compares to $44.7 million in the same period of 1998. The increase is due in part to cash flow benefits as a result of stronger net earnings and the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

timing of estimated tax payments. The balance of the change is due to changes in the other components of working capital and is not believed to be indicative of long-term trends.

Cash capital expenditures in the first quarters of 1999 and 1998 amounted to $199.3 million and $192.8 million, respectively. Total capital expenditures, including the net present value of leases, amounted to $216.0 million in 1999, compared to $233.8 million in 1998. For the first quarter of 1999, 15 stores were opened or acquired, 10 stores were closed and 23 stores were remodeled. Capital expenditures for fiscal 1999 are expected to be approximately $1.0 billion. The Company currently plans to open a total of approximately 80 new stores and remodel approximately 88 stores in 1999.

The net increase in debt of $111.2 million in the first thirteen weeks of 1999 is compared to a net increase of $100.0 million in the same period of 1998.

The Company believes that its cash flow from operations, supplemented by its revolving credit facilities, uncommitted credit facilities, other long-term borrowings, availability under a universal shelf registration statement, as well as its ability to refinance debt, will be adequate to meet its presently identifiable cash requirements.

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

Additionally the Company is attempting to identify all critical equipment with embedded chips and is developing plans to test identified equipment for Year 2000 compatibility. These items include equipment not supported by the Company's Information Technology Department such as heating units, alarm systems, vaults and similar items that are widely used in the Company's operations. The Company has attempted, when necessary, to contact the manufacturers of such equipment to obtain their assistance in further testing, upgrading or repairing such items.

The Company estimates that its total cost to resolve internal exposure issues will be approximately $25 million, substantially all of which has been spent to date. The Company estimates that total direct costs to resolve external exposure issues will be approximately $4.1 million, of which approximately $3.8 million has been spent to date and approximately $.3 million will be spent during the second quarter of 1999. All of the Year 2000 expenses are being funded through operating cash flows.

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

The Company has a contingency plan with respect to internal exposure issues and plans to develop contingency plans with respect to external exposure issues and equipment containing embedded chips. Contingency plans are expected to involve manual work arounds, increased inventories of certain products or types of products, and extra staffing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On May 14, 1999 the Company terminated its $300 million LIBOR basket swap at a cost of $.8 million. The five-year swap agreement had been entered into in 1997 and diversified the indices used to determine the interest rate on a portion of the Company's variable rate debt by providing for payments based on foreign
LIBOR indices which were reset every three months. The fair value of the agreement based on market quotes at year-end 1998 was a loss of $5.3 million. Please refer to Item 7A contained in the Company's Form 10-K for the fiscal year ended January 30, 1999 for additional information.

Part II - Other Information


Item 1. Legal Proceedings -- For a description of legal proceedings, please refer to Item 3 "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended January 30, 1999.

              The Company is involved in various claims, administrative proceedings and other legal proceedings which arise from time to time in connection with the conduct of the Company's business. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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





                                                American Stores Company
                                     -------------------------------------------
                                                    (Registrant)





Dated June 3, 1999                                /s/ Neal J. Rider
      ------------                   -------------------------------------------
                                                     Neal J. Rider
                                                Chief Financial Officer
                                             (Principal Financial Officer)




Dated June 3, 1999                           /s/ Kathleen E. McDermott
      ------------                  --------------------------------------------
                                                Kathleen E. McDermott
                                     Chief Legal Officer and Assistant Secretary





Dated June 3, 1999                            /s/ Bradley M. Vierig
      ------------                  --------------------------------------------
                                                  Bradley M. Vierig
                                          Senior Vice President and Controller
                                               (Chief Accounting Officer)